Form 10QSB
period 2008-03-31
BATTERY CONTROL CORP
filed 2008-04-16
CIK 1422221

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB
__________________________

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: March 31, 2008

Commission File number: 333-148664

___________________________

BATTERY CONTROL CORP.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

980556644
(IRS Employee Identification No.)

c/o
Yaffa Zwebner
20 a Sharei Torah Street
Jerusalem
Israel
Phone number 9722-6432875
Fax number 9723-6138781

(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $0.0001 par value	3,000,000
(Class)	(Outstanding as of April 16, 2008)

BATTERY CONTROL CORP.
Form 10-QSB

Part I: Financial Information

Item 1. Financial Statements

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
  ( Unaudited )

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$524	$-

Total current assets	524	-

Other Assets:
Patent pending	15,500	15,500
Deferred offering costs	20,000	20,000

Total other assets	35,500	35,500

Total Assets	$36,024	$35,500

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$9,000	$29,200
Loans from related parties - Directors and stockholders	41,530	11,250

Total current liabilities	50,530	40,450

Total liabilities	50,530	40,450

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
Stock subscriptions receivable	(300)	(300)
(Deficit) accumulated during the development stage	(14,506)	(4,950)

Total stockholders' (deficit)	(14,506)	(4,950)

Total Liabilities and Stockholders' (Deficit)	$36,024	$35,500

  The accompanying notes to financial statements
are an integral part of this balance sheet.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH MARCH 31, 2008
(Unaudited)
	Three Months
	Ended	Cumulative
	March 31,	From
	2008	Inception

Revenues	$-	$-

Expenses:
General and administrative-
Professional fees	6,038	8,788
Legal - incorporation	-	2,200
Consulting	3,000	3,000
Other	518	518

Total general and administrative expenses	9,556	14,506

(Loss) from Operations	(9,556)	(14,506)

Other Income (Expense)	-	-

Provision for income taxes	-	-

Net (Loss)	$(9,556)	$(14,506)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,000,000

The accompanying notes to financial statements are
an integral part of these statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH MARCH 31, 2008
(Unaudited)

			(Deficit)
			Accumulated
			During the	Stock
	Common stock		Development	Subscriptions
	Shares	Amount	Stage	Receivable	Totals

Balance - November 7, 2007	-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	(300)	-

Net (loss) for the period	-	-	(4,950)	-	(4,950)

Balance - December 31, 2007	3,000,000	$300	$(4,950)	$(300)	$(4,950)

Net (loss) for the period	-	-	(9,556)	-	(9,556)

Balance - March 31, 2008	3,000,000	$300	$(14,506)	$(300)	$(14,506)

The accompanying notes to financial statements are
an integral part of this statement.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months
	Ended	Cumulative
	March 31,	From
	2008	Inception

Operating Activities:
Net (loss)	$(9,556)	$(14,506)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net liabilities-
Accrued liabilites	(20,200)	3,000

Net Cash Used in Operating Activities	(29,756)	(11,506)

Investing Activities:
Acquisition and costs of patent pending	-	(9,500)

Net Cash Used in Investing Activities	-	(9,500)

Financing Activities:
Deferred offering costs	-	(20,000)
Loans from related parties - Directors and stockholders	30,280	41,530

Net Cash Provided by Financing Activities	30,280	21,530

Net (Decrease) Increase in Cash	524	524

Cash - Beginning of Period	-	-

Cash - End of Period	$524	$524

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of noncash investing and financing activities:
Common stock was issued in exchange for subscriptions receivable in the amount of $300.
An accrual in the amount $6,000 was incurred when the Company acquired the Patent.

The accompanying notes to financial statements are
an integral part of these statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Battery Control Corp. (“Battery Control” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on November 7, 2007. The business plan of the Company is to develop a commercial application of the design in a patent pending of a “Method and apparatus for battery testing and measuring” which is a device intended to provide battery testing and measuring. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of Battery Control were prepared from the accounts of the Company under the accrual basis of accounting.

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2008, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and its cash flows for the periods ended March 31, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to The Company’s audited financial statements contained in its Registration Statement on Form SB-2 as of December 31, 2007, for additional information, including significant accounting policies.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2008

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a Patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and expenses for the period ended March 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop a commercial application of the design in a patent pending of a “Method and apparatus for battery testing and measuring” which is a device intended to provide battery testing and measuring. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

In November 2007, the Company entered into an Invention Assignment Agreement with Moshe Averbuch, the inventor, whereby the Company acquired from Moshe Averbuch all of the right, title and interest in the Invention known as the “Method and apparatus for battery testing and measuring” for consideration of $12,000. The Invention is the subject of United States Patent Application 10/707,521 which was filed with the United States Patent and Trademark Office on December 19, 2003. Currently, the Patent Application is pending.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

The Company has also commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Moshe Averbuch, the inventor, whereby the Company acquired from Moshe Averbuch all of the right, title and interest in the Invention known as the “Method and apparatus for battery testing and measuring” for consideration of $12,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, or an investor or promoter of such. The Invention is the subject of United States Patent Application 10/707,521 which was filed with the United States Patent and Trademark Office on December 19, 2003. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and legal fees of $3,500 for the patent has been capitalized by the Company, and amounted to $15,500 as of March 31, 2008. If the Patent is granted to the Company, the historical cost of the Patent will be amortized over its useful life, which is estimated to be 17 years.

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2008, loans from related parties - Directors and stockholders amounted to $41,530, and represented working capital advances from two Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

(5)  Common Stock

On November 20, 2007, the Company issued 3,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $300 which are recorded as stock subscriptions receivable at March 31, 2008.

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of up to $80,000. As of March 31, 2008, the Company had incurred $20,000 of deferred offering costs related to this capital formation activity.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2008, was as follows (assuming a 23% effective tax rate):

2008

Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$2,198
Change in valuation allowance	(2,198)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2008, as follows:

2008

Loss carryforwards	$3,336
Less - Valuation allowance	(3,336)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

As of March 31, 2008, the Company had approximately $14,506 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

As described in Note 4, as of March 31, 2008, the Company owed $41,530 to two individuals who are Directors, officers, and principal stockholders of the Company for working capital loans.

(10)  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis and Plan of Operations.

USE OF NAMES

In this annual report, the terms “BATTERY CONTROL CORP. ”, “Company”, “we”, or “our”, unless the context otherwise requires, mean BATTERY CONTROL CORP. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:
•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs
•	the operation of our business; and
•	general economic conditions in the United States, Israel and China

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

ABOUT OUR COMPANY

We were incorporated in Delaware on November 7, 2007 and are a development stage company. On November 19, 2007, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement ") with Mr. Moshe Averbuch, the original inventor, in relation to a patent-pending technology (Patent Application Number: 10/707,521). We plan to use said technology to create a method and supporting apparatus for measuring and checking standard battery parameters such as voltage, cold cranking amperage (CCA), state of charge (SOC), and state of health (SOH) in exchange for a commitment to pay Mr. Averbuch US$12,000 (Twelve thousand United States Dollars), according to the condition specified in the Patent Transfer and Sale Agreement related to the Patent Application Number 10/707,521.

The Battery Control Corp. system comprises the test method and the battery testing device. The device activates a shortening between battery poles using a predefined electronic circuit that maximizes the battery’s energy potential for a time period. A shortening is defined as a process whereby the battery poles are shortened, thus applying high current load during a very short period of time. The initial period of the shortening is from 10-50 msec. During the next time period (approximately 100-200 msec), the load slowly decreases until the voltage returns to an open circuit voltage Uoc. The voltage and battery current are measured during the testing process. The measurements are stored in a database located on the device, and can later be used to check battery conditions.

We do not yet have a fully operational working valid prototype, but intend to create one. Once the working prototype has been developed, we will then work to develop and manufacture the Product or license the manufacturing and related marketing and selling rights to a third party.

Our principal offices are located at 20 A Sharei Torah Street, Jerusalem, Israel. Our telephone number is 972-(2)-6432875. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp. All references to "we," "us," "our," or similar terms used in this prospectus refer to Battery Control Corporation. Our fiscal year end is December 31.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither Battery Control Corp., nor its officers, Directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We have entered into a patent licensing agreement in relation to a patent-pending technology (Patent Application Number: 10/707,521) relating to the test and measurement of battery parameters (the “Product”). On December 19, 2003 a patent application was filed in the United States Patent and Trademark Office. The inventor of the technology covered by this patent is Moshe Averbuch.

A Patent Transfer and Sale Agreement was signed between Moshe Averbuch and Battery Control Corp. on November 19, 2007, granting Battery Control Corp. exclusive rights, title and interest in and to the Patent Application and all Intellectual Property rights, free and clear of any lien, charge, claim, preemptive rights, etc. for an electronic battery testing and measuring invention that relates to a method and apparatus for measuring and checking parameters such as voltage, cold, cranking amperage (CCA), state of charge (SOC), and state of health (SOH) of a standard battery.

Our principal offices are located c/o Yaffa Zwebner, 20 Sharei Torah Street, Jerusalem. Our telephone number is 972-(2)-6432875

BUSINESS SUMMARY AND BACKGROUND

The invention is characterized by an electronic device to test and measure battery properties such as voltage, cold cranking amperage (CCA), the state of charge (SOC) and the state of health (SOH) of a standard battery. This is different than inventions where the battery condition and measurement parameters are obtained through a correlation method. Other inventions also display the conditions and measurements to the operator of the device. Because the other systems cause a minimum amount of battery discharge and the measurement process is long, batteries cannot be tested at high current conditions. These methods only provide an estimation of performance at high current conditions based on extrapolating the measured results. Inaccurate predictions result because the battery test is executed at low current conditions over a relatively long period of time.

Previous methods predict the battery’s ability to start engines of different devices, such as vehicles. The main drawback is that the results only reflect the successful ability to start an engine, without offering any solution for failed trials. In most prior methods it is not possible to estimate a battery’s ability to start a specific type of vehicle engine.

Using battery conductance measurement principles measurement of the contact conditions is made between the tester clamps and the battery poles. Accurate measurements of the quality and condition of the contact between the tester clamp and the battery poles are obtained by employing the Kelvin contacts as described in patent No. US 5,592,092. The Kelvin contact checks the balance between four clamp wires. This method is not easy to use or operate.

Our invention is based on battery conductance measurement principles. Our system provides a better method and device to more accurately measure results without damaging the battery. It will accurately predict the engine’s ability to start and the ability to start over a range of different temperatures. It aims to provide exact CCA, SOC, and SOH values. It also provides a test for checking clamping conditions.

The Company intends to develop a fully operational valid working prototype, which can then be used to develop and manufacture the actual product.

THIRD-PARTY MANUFACTURERS

We will rely on third parties to develop a prototype and to work with us to manufacture the product. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our battery testing and measurement system.

INTELLECTUAL PROPERTY

On November 19, 2007, we signed a Patent Transfer and Sale Agreement with Moshe Averbuch, the original patent-pending owner, licensing all rights, title and interest in, for a method and apparatus for battery testing and measuring. On December 13, 2003, a patent application was filed in the United States Patent and Trademark Office.

COMPETITION

There are several companies in the battery testing and measuring field, including major international manufacturers. We are not, however, aware of any other company that has developed, manufactured, and/or marketed a device of a similar nature that incorporates conductance measurement principles with a specific device and method for easy and accurate battery parameter measurements.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

As described above, we have entered into an exclusive patent licensing agreement for the patented technology on which our proposed battery testing and measuring product is based. In addition, as described above, we have entered into a Patent Transfer and Sale Agreement whereby we acquired full rights to all title, interests etc. related to the patent-pending technology.

In addition, we are developing a website related to our product, which we intend to use to promote, advertise, and potentially market our invention, once the prototype and development stages are complete. We intend to full protect our invention and development stages with copyright and trade secrecy laws.

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

We may be subject to the provisions of the Federal Consumer Product Safety Act and the Federal Hazardous Substances Act, among other laws. These acts empower the CPSC to protect the public against unreasonable risks of injury associated with consumer products. The CPSC has the authority to exclude from the market articles that are found to be hazardous and can require a manufacturer to repair or repurchase such devices under certain circumstances. Any such determination by the CPSC is subject to court review. Violations of these acts may also result in civil and criminal penalties. Similar laws exist in some states and cities in the U.S. and in many jurisdictions throughout the world.

Employees

Other than our current Directors and officers, Yaffa Zwebner and Nachom Kipor, we have no other full time or part-time employees. If and when we develop the prototype for our battery testing and measurement system, and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal quarter ended March 31, 2008, net cash used by operating activities was $ 29,756 . The Company incurred net losses of $ 9,556 for the fiscal quarter ended March 31, 2008. Additionally, at March 31, 2008, the Company had a Stockholders’ (Deficit) of approximately $(14,506).

 These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.  It is also the intention of the Company’s management to improve profitability by significantly increasing sales of its patented thermal spray process in fiscal 2007 while maintaining reasonable levels general and administrative expenses as the company grows.

Results of Operations:
For the Three Months Ended. March 31, 2008

For the Three Months Ended March 31, 2008, the Company had $0 in sales and cost of sales of $0.

General and administrative , also the net loss , amounted to $9,556 for the Three Months Ended March 31, 2008.

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Inflation:
The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Changes in Internal Controls over Financial Reporting

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Other than as set forth herein, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 2. Changes In Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters To A Vote Of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits:

3.1*	Articles of Incorporation of the Company
3.2*	By-Laws of the Company
3.3*	Form of Common Stock Certificate of the Company

10.1*	Patent and Technology Licensing Agreement dated November 19, 2007, between the Company and the Licensor
10.2*	United States Patent Assignment
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to the Company’s Form SB-2 filed on January 15, 2008, and subsequent filings

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Battery Control Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on April 16, 2008.

Battery Control Corp.

By:	/s/ Yaffa Zwebner
Yaffa Zwebner, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on April 16, 2008.

Signature	Title	Date

/s/ Yaffa Zwebner	President and CEO	April 16, 2008
Yaffa Zwebner	and Director

/s/ Nocham Kiper	Chief Accounting Officer	April 16, 2008