Form 10QSB
period 2008-06-30
BATTERY CONTROL CORP
filed 2008-07-08
CIK 1422221

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB
__________________________

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: June 30 2008

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $0.0001 par value	5,000,000
(Class)	(Outstanding as of July 8 2008)

BATTERY CONTROL CORP.
Form 10-QSB

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Financial Statements-

Balance Sheet as of June 30, 2008	F-2

Statements of Operations for the Three Months and the Six Months Ended
June 30, 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2008,
and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2008	F-5

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
JUNE 30, 2008
(Unaudited)

ASSETS

Current Assets:
Cash in bank	$19,961

Total current assets	19,961

Other Assets:
Patent pending	15,500

Total other assets	15,500

Total Assets	$35,461

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$20,000
Loans from related parties - Directors and stockholders	11,505

Total current liabilities	31,505

Total liabilities	31,505

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	52,766
(Deficit) accumulated during the development stage	(49,310)

Total stockholders' equity	3,956

Total Liabilities and Stockholders' Equity	$35,461

The accompanying notes to financial statements
are an integral part of these financial statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Three Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	16,020	22,058	24,808
Legal - incorporation	-	-	2,200
Consulting	18,500	21,500	21,500
Other	284	802	802

Total general and administrative expenses	34,804	44,360	49,310

(Loss) from Operations	(34,804)	(44,360)	(49,310)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(34,804)	$(44,360)	$(49,310)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,593,407	3,296,703

The accompanying notes to financial statements are
an integral part of these statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH JUNE 30, 2008
(Unaudited)

	Six Months
	Ended	Cumulative
	June 30,	From
	2008	Inception

Operating Activities:
Net (loss)	$(44,360)	$(49,310)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Deferred offering costs applied	20,000	-
Changes in net liabilities-
Accrued liabilites	(9,200)	14,000

Net Cash Used in Operating Activities	(33,560)	(35,310)

Investing Activities:
Acquisition and costs of patent pending	-	(9,500)

Net Cash Used in Investing Activities	-	(9,500)

Financing Activities:
Issuance of common stock	53,266	53,266
Loans from related parties - Directors and stockholders	255	11,505

Net Cash Provided by Financing Activities	53,521	64,771

Net (Decrease) Increase in Cash	19,961	19,961

Cash - Beginning of Period	-	-

Cash - End of Period	$19,961	$19,961

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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
JUNE 30, 2008
(Unaudited)

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

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008. As of June 30, 2008, the Company has received stock subscriptions for 2 million shares of common stock, par value $0.0001 per share, at on offering price of $0.04 per share, and deposited proceeds of $80,000.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the periods ended June 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to The Company’s audited financial statements contained in its Registration Statement on Form SB-2 as of December 31, 2007, for additional information, including significant accounting policies.

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

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2008

Income Taxes

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and expenses for the period ended June 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

The Company has also commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008. As of June 30, 2008, the Company has received stock subscriptions for 2 million shares of common stock, par value $0.0001 per share, at on offering price of $0.04 per share, and deposited proceeds of $80,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Moshe Averbuch, the inventor, whereby the Company acquired from Moshe Averbuch all of the right, title and interest in the Invention known as the “Method and apparatus for battery testing and measuring” for consideration of $12,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, or an investor or promoter of such. The Invention is the subject of United States Patent Application 10/707,521 which was filed with the United States Patent and Trademark Office on December 19, 2003. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and legal fees of $3,500 for the patent has been capitalized by the Company, and amounted to $15,500 as of June 30, 2008. If the Patent is granted to the Company, the historical cost of the Patent will be amortized over its useful life, which is estimated to be 17 years.

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2008, loans from related parties - Directors and stockholders amounted to $11,505, and represented working capital advances from two Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

(5)  Common Stock

On November 20, 2007, the Company issued 3,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of up to $80,000. As of June 30, 2008, the Company had incurred $27,400 of offering costs related to this capital formation activity . As of June 30, 2008, the Company has received stock subscriptions for 2 million shares of common stock, par value $0.0001 per share, at on offering price of $0.04 per share, and deposited proceeds of $80,000.

(6)  Income Taxes

The provision (benefit) for income taxes for the six ended June 30, 2008, was as follows (assuming a 23% effective tax rate):

2008

Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$10,203
Change in valuation allowance	(10,203)

Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2008, as follows:

2008

Loss carryforwards	$11,341
Less - Valuation allowance	(11,341)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

As of June 30, 2008, the Company had approximately $49,310 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

As described in Note 4, as of June 30, 2008, the Company owed $11,505 to two individuals who are Directors, officers, and principal stockholders of the Company for working capital loans.

As of June 30, 2008, fees for CFO services in the amount of $18,500 were paid to a related party.

(8)  Recent Accounting Pronouncements

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
JUNE 30, 2008
(Unaudited)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income, (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly, (d) measure of any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated, and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

The Battery Control Corp. system comprises the test method and the battery testing device. The device activates a shortening between battery poles using a predefined electronic circuit that maximizes the battery’s energy potential for a time period. A shortening is defined as a process whereby the battery poles are shortened, thus applying high current load during a very short period of time. The initial period of the shortening is from 10-50 msec. During the next time period (approximately 100-200 msec), the load slowly decreases until the voltage returns to an open circuit voltage U oc . The voltage and battery current are measured during the testing process. The measurements are stored in a database located on the device, and can later be used to check battery conditions.

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

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal quarter ended June 30 , 2008, net cash used by operating activities was $ 33.560 . The Company incurred net losses of $ 44,360 for the fiscal quarter ended June 30 , 2008.

During the second quarter of 2008 the Company raised gross proceeds of $80,000 pursuant to its S1 registration statement which became effective on March 10 2008 , however the Company anticipates that in order to fulfill its plan of operations, it will need to seek further financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources

Results of Operations:
For the Six Months Ended. June 30, 2008

For the Six Months Ended June 30 , 2008 , the Company had $0 in sales and cost of sales of $0.

General and administrative , also the net loss , amounted to $44,360 for the Six Months Ended June 30, 2008 .

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
Item 1. Legal Proceedings .

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

Signature	Title	Date

/s/ Yaffa Zwebner	President and CEO	July 8 2008
Yaffa Zwebner	and Director

/s/ Nocham Kiper	Chief Accounting Officer	July 8 2008