Form 10QSB
period 2008-09-30
BATTERY CONTROL CORP
filed 2008-10-16
CIK 1422221

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: September 30 2008

Commission File number: 333-148664

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

Indicate by check mark whether the registrant is a shell company (as defined Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $0.0001 par value	5,000,000
(Class)	(Outstanding as of October 16 2008)

BATTERY CONTROL CORP.
Form 10-QSB

Index

Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2 Management’s Discussion and Analysis or Plan of Operation	3

Item 3 Control and Procedures	9

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Changes in Securities	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission Of Matters To A Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8 -K	10

Signatures	11

Certifications

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Financial Statements-

Balance Sheets as of September 30, 2008 and December 31, 2007	F-2

Statements of Operations for the Three Months and the Nine Months Ended
September 30, 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2008,
and Cumulative from Inception	F-4

Notes to Financial Statements September 30, 2008	F-5

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash in bank	$175	$-

Total current assets	175	-

Other Assets:
Patent, net of amortization of $228	15,272	15,500
Deferred offering costs	-	20,000

Total other assets	15,272	35,500

Total Assets	$15,447	$35,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$17,548	$29,200
Loans from related parties - Directors and stockholders	12,505	11,250

Total current liabilities	30,053	40,450

Total liabilities	30,053	40,450

Commitments and Contingencies

Stockholders' (Deficit)
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	300
Additional paid-in capital	52,766	-
Stock subscriptions receivable	-	(300)
(Deficit) accumulated during the development stage	(67,872)	(4,950)

Total stockholders' (deficit)	(14,606)	(4,950)

Total Liabilities and Stockholders' (Deficit)	$15,447	$35,500

The accompanying notes to financial statements
are an integral part of these financial statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Three Months	Nine Months
	Ended	Ended	Cumulative
	September 30,	September 30,	From
	2008	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	17,946	43,004	45,754
Legal - incorporation	-	-	2,200
Consulting	-	18,500	18,500
Amortization	228	228	228
Other	387	1,190	1,190

Total general and administrative expenses	18,561	62,922	67,872

(Loss) from Operations	(18,561)	(62,922)	(67,872)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(18,561)	$(62,922)	$(67,872)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	5,000,000	3,868,613

The accompanying notes to financial statements are
an integral part of these statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Nine Months
	Ended	Cumulative
	September 30,	From
	2008	Inception

Operating Activities:
Net (loss)	$(62,922)	$(67,872)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	228	228
Changes in net liabilities-
Accrued liabilites	8,348	17,548

Net Cash Used in Operating Activities	(54,346)	(50,096)

Investing Activities:
Acquisition and costs of patent pending	-	(15,500)

Net Cash Used in Investing Activities	-	(15,500)

Financing Activities:
Issuance of common stock	80,666	80,666
Deferred offering costs applied	(27,400)	(27,400)
Loans from related parties - Directors and stockholders	1,255	12,505

Net Cash Provided by Financing Activities	54,521	65,771

Net (Decrease) Increase in Cash	175	175

Cash - Beginning of Period	-	-

Cash - End of Period	$175	$175

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008. As of September 30, 2008, the Company has received stock subscriptions for 2 million shares of common stock, par value $0.0001 per share, at on offering price of $0.04 per share, and deposited proceeds of $80,000.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the periods ended September 30, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to The Company’s audited financial statements contained in its Registration Statement on Form SB-2 as of December 31, 2007, for additional information, including significant accounting policies.

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

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2008

Income Taxes

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and expenses for the period ended September 30, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

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

In November 2007, the Company entered into an Invention Assignment Agreement with Moshe Averbuch, the inventor, whereby the Company acquired from Moshe Averbuch all of the right, title and interest in the Invention known as the “Method and apparatus for battery testing and measuring” for consideration of $12,000. The Invention is the subject of United States Patent Application 10/707,521 which was filed with the United States Patent and Trademark Office on December 19, 2003. The patent was approved April 2, 2008.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The Company has also commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008. As of September 30, 2008, the Company has received stock subscriptions for 2 million shares of common stock, par value $0.0001 per share, at on offering price of $0.04 per share, and deposited proceeds of $80,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Moshe Averbuch, the inventor, whereby the Company acquired from Moshe Averbuch all of the right, title and interest in the Invention known as the “Method and apparatus for battery testing and measuring” for consideration of $12,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, or an investor or promoter of such. The Invention is the subject of United States Patent Application 10/707,521 which was filed with the United States Patent and Trademark Office on December 19, 2003. The patent was approved on April 2, 2008. The historical cost of obtaining the Invention and legal fees of $3,500 for the patent has been capitalized by the Company, and amounted to $15,500 as of September 30, 2008. The historical cost of the Patent will be amortized over its useful life, which is estimated to be 17 years.

(4)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2008, loans from related parties - Directors and stockholders amounted to $12,505, and represented working capital advances from two Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(5)  Common Stock

On November 20, 2007, the Company issued 3,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 2,000,000 shares of newly issued common stock at an offering price of $0.04 per share for proceeds of up to $80,000. As of September 30, 2008, the Company had incurred $27,400 of deferred offering costs related to this capital formation activity. As of September 30, 2008, the Company has received stock subscriptions for 2 million shares of common stock, par value $0.0001 per share, at on offering price of $0.04 per share, and deposited proceeds of $80,000.

(6)  Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2008, was as follows (assuming a 23% effective tax rate):
2008

Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$14,472
Change in valuation allowance	(14,472)

Total deferred tax provision	$-

The Company had deferred income tax assets as of September 30, 2008, as follows:

2008

Loss carryforwards	$15,611
Less - Valuation allowance	(15,611)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

As of September 30, 2008, the Company had approximately $67,872 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

As described in Note 4, as of September 30, 2008, the Company owed $12,505 to two individuals who are Directors, officers, and principal stockholders of the Company for working capital loans.

As of September 30, 2008, fees for CFO services in the amount of $18,500 were paid to a related party.

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
SEPTEMBER 30, 2008
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

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal quarter ended September 30 2008 , net cash used by operating activities was $ 54,346 . The Company incurred net losses of $ 62,922 for the fiscal quarter ended September 30 , 2008.

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
For the Nine Months Ended. September 30, 2008

For the Nine Months Ended September 30 , 2008 , the Company had $0 in sales and cost of sales of $0.

General and administrative , also the net loss , amounted to $62,922 for the Nine Months Ended September 30, 2008 .

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

*   Previously filed as an exhibit to the Company’s Form SB-2 filed on January 15, 2008, and subsequent filings

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Battery Control Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on October 16 , 2008.

Battery Control Corp.

By:	/s/ Yaffa Zwebner
Yaffa Zwebner, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on April 16, 2008.

Signature	Title	Date

/s/ Yaffa Zwebner	President and CEO	October 16 2008
Yaffa Zwebner	and Director

/s/ Nocham Kiper	Chief Accounting Officer	October 16 2008