Form 10-K
period 2008-12-31
BATTERY CONTROL CORP
filed 2009-02-23
CIK 1422221

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-148664

BATTERY CONTROL CORP.
(Name of small business issuer in its charter)

Delaware	98-0533882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 a Sharei Torah Street
Jerusalem
Israel
 (Address of Principal executive offices) (Zip Code)

Issuer’s telephone number: 9722-6432875
_______________

Securities registered under Section 12(b) of the “Exchange Act”
Common Share, Par Value, $.0001
(Title of each Class)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Kor any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒ No

The issuer’s revenues for its most recent fiscal year (2008): $XXXXXXXX.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at the common equity was last sold, or the average bid and asked price of such common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOVLED IN BANKRUPTCY
PROCEEDINGS DURING THE PREECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed al documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes  ☒ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

The number of shares of Common Stock outstanding, as of  February 23 , 2009 was:25,000,000

DOCUMENTS INCORORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year December 24, 1980).

BATTERY CONTROL CORP.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

Battery Control Corp.

Part I

Item 1.  Description of Business

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

Item 1A.    Risk Factors.

In addition to the risk factors described in our registration statement on Form SB-2, as filed with the Securities and Exchange Commission, and although smaller reporting companies are not required to provide disclosure pursuant to this Item, your attention is directed to the following risk factor that relates to our business.

We do not have sufficient cash to fund our operating expenses for the next twelve months, and plan to seek funding through the sale of our common stock. Without significant improvement in the capital markets, we may not be able to sell our common stock and funding may not be available for continued operations.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months. In addition, we will require substantial new capital following the development of a strategic marketing plan for bringing our product to global markets in order to actually market, arrange for the manufacturing of, and sell our product. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Without significant improvement in the capital markets, sufficient capital may not be available and the implementation of our business plan could be delayed. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all

Item 1B.	Unresolved Staff Comments.

Smaller reporting companies are not required to provide disclosure pursuant to this Item

Item 2.	Description of Property

Our Principal executive offices are located at 20a Sharei Torah ,Jerusalem Israel. This location is also the residence of Mrs Zwebner  and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3.	Legal Proceedings

There is no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel.

Item 4.	Submission of Matters to a Vote of Security Holders

By vote of the securities holders entitled to vote on December 1, 2008, the Company completed a forward split 5 for 1 stock dividend effective December 1, 2008.

As a result of the aforementioned forward stock split there are a total of 25,000,000 shares issued and outstanding.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

General

We are authorized to issue 50,000,000 shares of Common Stock, at a par value $0.0001 per share.  As of February 23, 2009, the latest practicable date, there are 25,000,000 shares of common stock outstanding.  The number of record holders of Common Stock as of February 23 , 2009 is approximately 69.

Common Stock

The holders of Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders.  There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election.  The holders of Common Stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore.  In the event we have a liquidation, dissolution or winding up, the holders of common Stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common Stock.  Holders of shares of Common Stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Common Stock.

Market Information

The Company’s Common Stock is listed on the Over the Country Bulletin Board under the symbol “BATY”.

There is no trading market for the Company's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Equity Compensation Plans

We do not have any equity compensation plans

Recent Sales of Unregistered Securities

The Company entered into an agreement for the acquisition of long-term rights to 20,000 hectares (approximately 50,000 acres) of land rich in hardwoods and other natural resources in Central Africa in consideration for a newly authorized convertible preferred stock issuance and a convertible note. The Company intends to as an alternative business strategy seek to acquire, maintain, harvest and market high quality timber and other natural resources. Pursuant to the Agreement, dated January 5, 2009, between the Company and Spectra Timber Resources, Inc., the Company will issue a total of 15,000,000 convertible preferred shares and issue a Convertible Note in the amount of $ 5,000,000.

Item 6.  Selected Financial Data.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company and have not generated any revenues to date.  We have acquired a patent and are seeking to develop a prototype and although we have not yet engaged a manufacturer to develop the prototype and implement a strategic marketing plan for bringing our product to global markets, based on our preliminary discussions with certain manufacturing vendors we believe that it will take approximately three to four months to construct a basic marketing strategy. If and when we have a viable strategy, depending on the availability of funds, we estimate that we would need approximately an additional four to six months to bring this product to market. Our objective is to manufacture the product through third party sub-contractors and market the product ourselves, and/or to license the manufacturing rights and related technology to third party manufacturers who would then assume responsibility for marketing and sales.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,381 in cash at December 31, 2008, as compared to cash in the amount of $0 on December 31, 2007.  In the year ended December 31, 2008 we funded our activities through the issuance of 2,000,000 shares of our common stock, for aggregate gross proceeds of approximately $80,000.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed research and development program for the next twelve months, and we do not anticipate that we will generate any revenues from operations for the next twelve months

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months, unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product to implement our plan of operations and stay in business.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenues to date.  Our expenses in the year ended December 31, 2008 amounted to $80,902, as compared to $4,950 in the period from November 7 2007 (inception) to December 31, 2007.  Expenses in 2008 included $60,437 in professional fees, incurred in connection with the preparation of our financial statements and reports to the Securities and Exchange Commission and the registration of our common stock on Form SB-2, $18,500 in consulting fees, $456  in amortization and $1,509 of other misc expenses.

Our net loss in the year ended December 31, 2008,  amounted to $80,902, as compared to $4,950 in the period from November 7, 2007 (inception) to December 31, 2007.

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for machinery, equipment, and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 8.  Financial Statements.

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial/Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial/Accounting Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2008, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial/Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 based on these criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9A(T).  Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with oversight and input from the Company’s Chief Executive Officer and Chief Financial/Accounting Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The Company’s management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as supplemented by the COSO publication, Internal Control over Financial Reporting - Guidance for Smaller Public Companies.  Based on its evaluation under that framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only it’s management’s report in this annual report.

During the year ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following are the current Board of Directors.

Name	Age	Position
George C. Shen	47	Chairman (Director), Chief Executive Officer and President
Yaffa Zwebner	42	Secretary and Director

George C. Shen
Mr. Shen has extensive management experience, most recently as founder and Chief Executive Officer of Spectra Resources, a company specializing in the procurement and development of natural resources in emerging countries for principally Asian markets. Prior to founding Spectra Resources, Mr. Shen was an independent consultant representing such companies as Clarion Communications, Hiller Aircrafts, Davis Petroleum and Royal Energy.

Mr. Shen has acquired unique insight into Africa from his experience with Spectra Resources and previously, from 1990 - 1992, when he worked as the Chief Operating Officer of Southern Cross Apparel in Southern Africa. During that turbulent period, after Mr. Nelson Mandela was first released, few factories were operating normally, and Mr. Shen implemented a relocation plan, and oversaw the development and implementation of the Company's business plan, including all facets of the Company's operations and the recruitment and training of 800 employees.

Mr. Shen has served in the United States Marine Corps, receiving numerous citations and awards, and after Sept. 11, he voluntarily returned to service by enlisting in the California Guard.

Mr. Shen received his Bachelor of Arts from Chapman University, his M.B.A from Central China Normal University, and is presently completing his studies for a J.D. and an L.L.M.

Yaffa Zwebner
Mrs Zwebner graduated from the Jerusalem College for Women in Jerusalem Israel where she studied from 1985 until 1989 and earned her Bsc degree in Teaching Technology and Communication. From the years 1990 until 1995 Mrs Zwebner taught at the Queens Jewish Acadamy for the Girls High School, biblical studies, mathematic computers and communication. From 1995 until present Mrs Zwebner taught and teaches currently at the Jerusalem Public Jewish Primary School of Giloh, mathematics, computers and communication. She also serves as an Executive on the Hazardous Traffic committee, a non-profit governmental organization set up to promote careful driving and adherence to the traffic safety rules and regulations.

Item 11.	Executive Compensation

For the fiscal year ended December 31, 2008, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

Shown on the table below is information on the annual and long-term compensation for services rendered to the Registrant in all capacities, for the fiscal year ending December 31, 2007 (our first year in existence), and in 2008 paid by the Registrant to all individuals serving as the Registrant's chief executive officer or acting in a similar capacity during the fiscal year ending December 31, 2007 (our first year in existence),and in 2008  regardless of compensation level. During this fiscal year, the Registrant did not pay aggregate compensation to any executive officer in an amount greater than $100,000.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
George Shen	Chairman (Director) President, CEO,	2008	$0	0	0	0	0	0	0

Yaffa Zwebner	Secretary and Director	2008	$0	0	0	0	0	0	0

Nachom Kiper	Former Director and Secretary	2008	$0	0	0	0	0	0	0

Director Compensation

Our directors receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

Director and Officer Insurance

The Company does not have directors and officers (“D & O”) liability insurance at this time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of  February 23 2009, concerning shares of common stock of the Registrant, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Registrant to own beneficially more than five percent of the common stock, (2) each director of the Registrant, (3) each executive officer of the Registrant, and (4) all directors and executive officers of the Registrant as a group:

Officers, Directors and 5% Stockholders	No. of Shares	Percentage Ownership

Nachom Kiper	6,000,000	24%

Yaffa Zwebner	6,000,000	24%

George Shen	2,410,950	9.6%

All	14,410,950	57.6%

Item 13.	Certain Relationships and Related Transactions Issuance of Stock

None

Item 14.	Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Weinberg & Associates LLC of Baltimore, MD has served as the Company’s independent auditor since inception. During each of our 2008 and 2007 fiscal years,  the aggregate fees which were billed to us by our independent auditor for professional services were as follows:

Audit $14,000
Tax $1,000

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2008, the Board has not established a formal documented pre-approval policy for the fees of our principal accountant.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

Part 1V

Item 15.  Exhibits

Index to Exhibits

3.1(1)	Articles of Incorporation of the Company
3.2 (1)	By-Laws of the Company
3.3 (1)	Form of Common Stock Certificate of the Company
10.1 (1)	Acquisition of Patent/Technology rights to Battery Control Corporation
31.1 (2)	Certification of the Chief Executive Officer and Chief Financial/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (2)	Certification of Chief Executive Officer and Chief Financial/Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted, pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2)

(1)	Previously filed as an exhibit to the Company’s Form SB-2 filed on July 30, 2007 as amended, and subsequent filings
(2)	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Battery Control Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on February 23, 2009.

Battery Control Corp.
By:    /s/ George C. Shen
George C. Shen, Chairman (Director) Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on February 23, 2009.

Signature	Title	Date
/s/ George C. Shen	Chairman (Director) and Chief	February 23 2009
George C. Shen	Executive Officer and President

Signature	Title	Date

/s/ Yaffa Zwebner	Director and Secretary	February 23, 2009
Yaffa Zwebner

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2008 and 2007	F-3

Statements of Operations for the Years Ended December 31, 2008 and 2007, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity for the Period from Inception
Through December 31, 2008	F-5

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007,
and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Battery Control Corp.:

We have audited the accompanying balance sheets of Battery Control Corp. (a Delaware corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2008 and 2007, and from inception (November 7, 2007) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Battery Control Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and from inception (November 7, 2007) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Alan Weinberg CPA

Weinberg & Associates, LLC
Baltimore, Maryland
January 18, 2009

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets:
Cash in bank	$1,381	$-

Total current assets	1,381	-

Other Assets:
Patent, net of amortization of $456	15,044	15,500
Deferred offering costs	-	20,000

Total other assets	15,044	35,500

Total Assets	$16,425	$35,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$8,548	$29,200
Loans from related parties - Directors and stockholders	40,463	11,250

Total current liabilities	49,011	40,450

Total liabilities	49,011	40,450

Commitments and Contingencies

Stockholders' (Deficit)
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 25,000,000 and 15,000,000 shares issued and outstanding, respectively	2,500	1,500
Additional paid-in capital	51,966	-
Discount on common stock	(1,200)	(1,200)
Stock subscriptions receivable	-	(300)
(Deficit) accumulated during the development stage	(85,852)	(4,950)

Total stockholders' (deficit)	(32,586)	(4,950)

Total Liabilities and Stockholders' (Deficit)	$16,425	$35,500

The accompanying notes to financial statements
are an integral part of these financial statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	60,437	2,750	63,187
Legal - incorporation	-	2,200	2,200
Consulting	18,500	-	18,500
Amortization	456	-	456
Other	1,509	-	1,509

Total general and administrative expenses	80,902	4,950	85,852

(Loss) from Operations	(80,902)	(4,950)	(85,852)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(80,902)	$(4,950)	$(85,852)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	20,780,822	2,290,909

The accompanying notes to financial statements are
an integral part of these statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH DECEMBER 31, 2008

					(Deficit)
					Accumulated
			Additional	Discount	During the	Stock
	Common stock		Paid-in	on Common	Development	Subscriptions
	Shares	Amount	Capital	Stock	Stage	Receivable	Totals

Balance - November 7, 2007	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	15,000,000	1,500	-	(1,200)	-	(300)	-

Net (loss) for the year	-	-	-	-	(4,950)	-	(4,950)

Balance - December 31, 2007	15,000,000	$1,500	$-	$(1,200)	$(4,950)	$(300)	$(4,950)

Stock subscription payment received	-	-	-	-	-	300	300

Common stock issued	10,000,000	1,000	51,966	-	-	-	52,966

Net (loss) for the year	-	-	-	-	(80,902)	-	(80,902)

Balance - December 31, 2008	25,000,000	$2,500	$51,966	$(1,200)	$(85,852)	$-	$(32,586)

The accompanying notes to financial statements are
an integral part of these statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH DECEMBER 31, 2008

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(80,902)	$(4,950)	$(85,852)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	456	-	456
Changes in net liabilities-
Accrued liabilites	5,348	3,200	8,548

Net Cash Used in Operating Activities	(75,098)	(1,750)	(76,848)

Investing Activities:
Acquisition and costs of patent pending	(6,000)	(9,500)	(15,500)

Net Cash Used in Investing Activities	(6,000)	(9,500)	(15,500)

Financing Activities:
Issuance of common stock	80,666	-	80,666
Deferred offering costs applied	(27,400)	-	(27,400)
Loans from related parties - Directors and stockholders	29,213	11,250	40,463

Net Cash Provided by Financing Activities	82,479	11,250	93,729

Net (Decrease) Increase in Cash	1,381	-	1,381

Cash - Beginning of Period	-	-	-

Cash - End of Period	$1,381	$-	$1,381

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Subscription receivable for common stock	$-	$300
Accrual to acquire patent	$-	$6,000

The accompanying notes to financial statements are
an integral part of these statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Battery Control Corp. (“Battery Control” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on November 7, 2007. The business plan of the Company is to develop a commercial application of the design in a patent pending of a “Method and apparatus for battery testing and measuring”, which is a device intended to provide battery testing and measuring. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of Battery Control were prepared from the accounts of the Company under the accrual basis of accounting.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 10,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008. As of June 30, 2008, the Company received stock subscriptions for 10,000,000 (post forward stock split) shares of common stock, par value $0.0001 per share, at an offering price of $0.04 per share, and deposited proceeds of $80,000.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2008.

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

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and expenses for the period ended December 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, the elimination of “minority interest” accounting in results of operations and changes in the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect SFAS No. 160 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position.

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

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 10,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008. As of June 30, 2008, the Company received stock subscriptions for 10,000,000 (post forward stock split) shares of common stock, par value $0.0001 per share, at an offering price of $0.04 per share, and deposited proceeds of $80,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(3)  Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Moshe Averbuch, the inventor, whereby the Company acquired from Moshe Averbuch all of the right, title and interest in the Invention known as the “Method and apparatus for battery testing and measuring” for consideration of $12,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, or an investor or promoter of such. The Invention is the subject of United States Patent Application 10/707,521 which was filed with the United States Patent and Trademark Office on December 19, 2003. The patent was approved on April 2, 2008. The historical cost of obtaining the Invention and legal fees of $3,500 for the patent has been capitalized by the Company, and amounted to $15,500 as of December 31, 2008. The historical cost of the Patent will be amortized over its useful life, which is estimated to be 17 years.

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2008, loans from related parties - Directors and stockholders amounted to $40,463, and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

 (5)  Common Stock

On November 20, 2007, the Company issued 15,000,000 (post forward stock split) shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 10,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008. As of June 30, 2008, the Company received stock subscriptions for 10,000,000 (post forward stock split) shares of common stock, par value $0.0001 per share, at an offering price of $0.04 per share, and deposited proceeds of $80,000. Related offering costs amounted to $27,400.

On December 1, 2008, the Company implemented a 5 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of December 1, 2008. As a result of the Split, each holder of record on the Record Date automatically received four additional shares of the Company's common stock. After the Split, the number of shares of common stock issued and outstanding are 25,000,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(6)  Income Taxes

The provision (benefit) for income taxes for the nine months ended December 31, 2008 and 2007, was as follows (assuming a 23% effective tax rate):

	2008	2007

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$18,607	$1,139
Change in valuation allowance	(18,607)	(1,139)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008 and 2007, as follows:

	2008	2007

Loss carryforwards	$19,746	$1,139
Less - Valuation allowance	(19,746)	(1,139)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, the Company had approximately $85,852 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

As described in Note 4, as of December 31, 2008, the Company owed $40,463 to Directors, officers, and principal stockholders of the Company for working capital loans.

As of December 31, 2008, fees for CFO services in the amount of $18,500 were paid to a related party.

(8)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments are financially sound and accordingly, minimal credit risk exists with respect to these investments.