Form 10-Q
period 2009-03-31
BATTERY CONTROL CORP
filed 2009-05-14
CIK 1422221

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 333-148664

BATTERY CONTROL CORP.
 (Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

98-0533882
(IRS Employee Identification No.)

9903 Santa Monica Blvd.
Suite 918
Beverly Hills, CA. 90212
Phone number:              888-LOGIXRG
 (Address of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report)
20 a Sharei Torah Sreet
Jerusalem Israel

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

           Large accelerated filer                                                         ☐                                   Accelerated Filer                       ☐
           Non-accelerated filer                                                           ☐                                   Smaller reporting company       ☒
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.0001 par value	50,000,000	May 13 2009

BATTERY CONTROL CORP.
Form 10-Q

Index

Part I:               Financial Information

Item 1.                  Financial Statements

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2009

 BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$545	$1,381

Total current assets	545	1,381

Other Assets:
Patent, net of amortization of $684 and $456, respectively	14,816	15,044

Total other assets	14,816	15,044

Total Assets	$15,361	$16,425

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$13,000	$8,548
Loans from related parties - Directors and stockholders	43,463	40,463

Total current liabilities	56,463	49,011

Total liabilities	56,463	49,011

Commitments and Contingencies

Stockholders' (Deficit)
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 50,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	50,966	50,966
Discount on common stock	(2,700)	(2,700)
(Deficit) accumulated during the development stage	(94,368)	(85,852)

Total stockholders' (deficit)	(41,102)	(32,586)

Total Liabilities and Stockholders' (Deficit)	$15,361	$16,425

The accompanying notes to financial statements
are an integral part of these financial statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	8,238	9,038	71,425
Legal - incorporation	-	-	2,200
Consulting - related party	-	-	18,500
Amortization	228	-	684
Other	50	518	1,559

Total general and administrative expenses	8,516	9,556	94,368

(Loss) from Operations	(8,516)	(9,556)	(94,368)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(8,516)	$(9,556)	$(94,368)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	50,000,000	30,000,000

The accompanying notes to financial statements are
an integral part of these statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Discount	During the	Stock
	Common stock		Paid-in	on Common	Development	Subscriptions
	Shares	Amount	Capital	Stock	Stage	Receivable	Totals

Balance - November 7, 2007	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	30,000,000	3,000	-	(2,700)	-	(300)	-

Net (loss) for the year	-	-	-	-	(4,950)	-	(4,950)

Balance - December 31, 2007	30,000,000	$3,000	$-	$(2,700)	$(4,950)	$(300)	$(4,950)

Stock subscription payment received	-	-	-	-	-	300	300

Common stock issued	20,000,000	2,000	50,966	-	-	-	52,966

Net (loss) for the year	-	-	-	-	(80,902)	-	(80,902)

Balance - December 31, 2008	50,000,000	$5,000	$50,966	$(2,700)	$(85,852)	$-	$(32,586)

Net (loss) for the period	-	-	-	-	(8,516)	-	(8,516)

Balance - March 31, 2009	50,000,000	$5,000	$50,966	$(2,700)	$(94,368)	$-	$(41,102)

The accompanying notes to financial statements are
an integral part of these statements.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH MARCH 31, 2009
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(8,516)	$(9,556)	$(94,368)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	228	-	684
Changes in net liabilities-
Accrued liabilites	4,452	(20,200)	13,000

Net Cash Used in Operating Activities	(3,836)	(29,756)	(80,684)

Investing Activities:
Acquisition and costs of patent pending	-	-	(15,500)

Net Cash Used in Investing Activities	-	-	(15,500)

Financing Activities:
Issuance of common stock	-	-	53,266
Loans from related parties - Directors and stockholders	3,000	30,280	43,463

Net Cash Provided by Financing Activities	3,000	30,280	96,729

Net (Decrease) Increase in Cash	(836)	524	545

Cash - Beginning of Period	1,381	-	-

Cash - End of Period	$545	$524	$545

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 20,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008. As of June 30, 2008, the Company received stock subscriptions for 20,000,000 (post forward stock split) shares of common stock, par value $0.0001 per share, at an offering price of $0.04 per share, and deposited proceeds of $80,000.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations and its cash flows for the periods ended March 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2009.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009, and expenses for the period ended March 31, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

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

 BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 20,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008. As of June 30, 2008, the Company received stock subscriptions for 20,000,000 (post forward stock split) shares of common stock, par value $0.0001 per share, at an offering price of $0.04 per share, and deposited proceeds of $80,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent Pending

In November 2007, the Company entered into an Invention Assignment Agreement with Moshe Averbuch, the inventor, whereby the Company acquired from Moshe Averbuch all of the right, title and interest in the Invention known as the “Method and apparatus for battery testing and measuring” for consideration of $12,000. Under the terms of the Assignment Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. The inventor of the Invention is not an officer or director of the Company, nor an investor or promoter of such. The Invention is the subject of United States Patent Application 10/707,521 which was filed with the United States Patent and Trademark Office on December 19, 2003. The patent was approved on April 2, 2008. The historical cost of obtaining the Invention of $12,000 and legal fees of $3,500 for the patent have been capitalized by the Company. The historical cost of the Patent will be amortized over its useful life, which is estimated to be 17 years.

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2009, loans from related parties - Directors and stockholders amounted to $43,463, and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

 (5)  Common Stock

On November 20, 2007, the Company issued 30,000,000 (post forward stock split) shares of its common stock to two individuals who are Directors and officers for proceeds of $300.

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 20,000,000 (post forward stock split) shares of newly issued common stock at an offering price of $0.04 for proceeds of up to $80,000. The Registration Statement on Form SB-2 was filed with the SEC on January 15, 2008 and declared effective on March 10, 2008. As of June 30, 2008, the Company received stock subscriptions for 20,000,000 (post forward stock split) shares of common stock, par value $0.0001 per share, at an offering price of $0.04 per share, and deposited proceeds of $80,000. Related offering costs amounted to $27,400.

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

On March 24, 2009, the Company implemented a 2 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of March 24, 2009. As a result of the split, each holder of record on the record date automatically received one additional share of the Company's common stock. After the split, the number of shares of common stock issued and outstanding are 50,000,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(6)  Income Taxes

The provision (benefit) for income taxes for the nine months ended March 31, 2009, was as follows (assuming a 23% effective tax rate):
2009

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,959
Change in valuation allowance	(1,959)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2009, as follows:

2009

Loss carryforwards	$21,705
Less - Valuation allowance	(21,705)

Total net deferred tax assets	$-

BATTERY CONTROL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2009, the Company had approximately $94,368 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(7)  Related Party Transactions

As described in Note 4, as of March 31, 2009, the Company owed $43,463 to Directors, officers, and principal stockholders of the Company for working capital loans.

(8)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

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

In furtherance of its overall business strategy, on February 4, 2009, the Company entered into an agreement for the acquisition of long-term rights to 20,000 hectares (approximately 50,000 acres) of land rich in tropical hardwoods and other natural resources in Central Africa in consideration for a newly authorized convertible preferred stock issuance.  This acquisition augments the Company’s energy related business strategy.  The Company intends to harvest the high quality timber growing in the land parcel, consistent with the highest environmental standards.  The Company also intends to pursue its alternative energy projects for the country and its citizens which shall include growing biomass to be used in fuel and solar installations as desired by the local inhabitants and national governmental policy where the land is located.

The Agreement, which is dated as of February 4, 2009, provides the Company will issue a total of 10,000,000 convertible preferred shares.  Convertibility will be subject, among other things, to achievement of agreed benchmarks over a 36-month period.

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

Our principal offices are located at:
9903 Santa Monica Blvd.
Suite 918
Beverly Hills, CA. 90212
888-LOGIXRG

In addition to the Agreement mentioned above, we still maintain our original business.

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

Employees

Other than our current Directors and officers,  we have no other full time or part-time employees. If and when we develop the prototype for our battery testing and measurement system, and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal quarter ended March 31, 2009 and 2008, net cash used by operating activities was $3,836 and $29,756 , respectively.  The Company incurred net losses of $ 8,516 and $9,556 for the fiscal quarter ended March 31, 2009 and march 31, 2008, respectively. Additionally, at March 31, 2009, the Company had a Stockholders’ (Deficit) of approximately $41,402.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.

General Working Capital

We may be wrong in our estimates of funds required in order to proceed with developing a prototype and executing our general business plan described herein. Should we need additional funds, we would attempt to raise these funds through additional private placements or by borrowing money. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we may not be in a position to continue operations.

Results of Operations:
For the Three Months Ended March 31, 2009

Our balance sheet as of March 31, 2009 reflects cash in the amount of $545. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2009 amounted to $8,516.

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

Item 3.                  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-QSB (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.                  Legal Proceedings.

None

Item 2.                  Changes In Securities

None

Item 3.                  Defaults Upon Senior Securities

None

Item 4.                  Submission of Matters To A Vote Of Security Holders

The Company filed with the Secretary of the State of Delaware on or about May 1, 2009, to amend Article 1 of its Certificate of Incorporation to change its name from “Battery Control Corp.” to “Ecologix Resource Group, Inc.;” as well as to amend Article 4 of its Certificate of Incorporation to authorize the issuance of convertible preferred stock in the amount of 50,000,000 shares.

The Company declared a forward split of the shares of common stock at a rate of two (2) new shares for each one (1) old share of common stock.  The record date fixed by the Company is February 20, 2009, and was effective March 24, 2009.

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

*      Previously filed as an exhibit to the Company’s Form SB-2 filed on January 15, 2008, and subsequent filings

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Battery Control Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 13, 2009.

Battery Control Corp.

By:	/s/ Jason Fine

Jason Fine, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on May 15, 2009.

Signature	Title	Date

/s/ Jason Fine	President and CEO	May 13, 2009
Jason Fine	and Director

/s/ Asher Zwebner	Chief Financial Officer	May 13, 2009
Asher Zwebner