Form 10-Q
period 2009-06-30
Ecologix Resource Group, Inc.
filed 2009-08-12
CIK 1422221

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File number: 333-148664

ECOLOGIX RESOURCE GROUP INC.
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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.0001 par value	50,000,000	August 12 2009

ECOLOGIX RESOURCE GROUP INC.
Form 10-Q

Part I: Financial Information

Item 1.  Financial Statements

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2009

Financial Statements-

Balance Sheets as of June 30, 2009 and December 31, 2008	F-2

Statements of Operations for the Three Months and Six Months Ended
June 30, 2009 and 2008, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through June 30, 2009	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

 ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS
	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Current Assets:
Cash	$755,558	$1,381

Total current assets	755,558	1,381

Other Assets:
Patent, net of amortization of $912 and $456, respectively	14,588	15,044

Total other assets	14,588	15,044

Total Assets	$770,146	$16,425

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$132,446	$8,548
Note payable	824,500
Loans payable	29,760	-
Loans from related parties - Directors and stockholders	35,463	40,463

Total current liabilities	1,022,169	49,011

Total liabilities	1,022,169	49,011

Commitments and Contingencies

Stockholders' (Deficit)
Preferred stock, par value $.0001 per share, 50,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 50,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	84,966	50,966
Discount on common stock	(2,700)	(2,700)
(Deficit) accumulated during the development stage	(339,289)	(85,852)

Total stockholders' (deficit)	(252,023)	(32,586)

Total Liabilities and Stockholders' (Deficit)	$770,146	$16,425

The accompanying notes to financial statements
are an integral part of these financial statements.

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From
	2009	2008	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	24,727	16,020	32,965	22,058	88,152
Legal - incorporation	-	-	-	-	2,200
Consulting - related parties	43,500	-	43,500	-	62,000
Consulting	115,000	18,500	115,000	21,500	123,000
Amortization	228	-	456	-	912
Travel	46,946		46,946		46,946
Other	6,021	284	6,070	802	7,579

Total general and administrative expenses	236,422	34,804	244,937	44,360	330,789

(Loss) from Operations	(236,422)	(34,804)	(244,937)	(44,360)	(330,789)

Other Income (Expense)
Interest expense	(8,500)	-	(8,500)	-	(8,500)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(244,922)	$(34,804)	$(253,437)	$(44,360)	$(339,289)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	50,000,000	35,934,070	50,000,000	32,967,030

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Discount	During the	Stock
	Common stock		Paid-in	on Common	Development	Subscriptions
	Shares	Amount	Capital	Stock	Stage	Receivable	Totals
Balance - November 7, 2007	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	30,000,000	3,000	-	(2,700)	-	(300)	-

Net (loss) for the year	-	-	-	-	(4,950)	-	(4,950)

Balance - December 31, 2007	30,000,000	$3,000	$-	$(2,700)	$(4,950)	$(300)	$(4,950)

Stock subscription payment received	-	-	-	-	-	300	300

Common stock issued	20,000,000	2,000	50,966	-	-	-	52,966

Net (loss) for the year	-	-	-	-	(80,902)	-	(80,902)

Balance - December 31, 2008	50,000,000	$5,000	$50,966	$(2,700)	$(85,852)	$-	$(32,586)

Warrants	-	-	34,000	-	-	-	34,000

Net (loss) for the period	-	-	-	-	(253,437)	-	(253,437)

Balance - June 30, 2009	50,000,000	$5,000	$84,966	$(2,700)	$(339,289)	$-	$(252,023)

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH JUNE 30, 2009
(Unaudited)

	Six Months Ended June 30,		Cumulative From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(253,437)	$(44,360)	$(339,289)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Deferred offering costs	-	20,000	-
Amortization of discount on note payable	8,500	-	8,500
Amortization	456	-	912
Changes in net liabilities-
Accrued liabilities	123,898	(9,200)	132,446

Net Cash Used in Operating Activities	(120,583)	(33,560)	(197,431)

Investing Activities:
Acquisition and costs of patent pending	-	-	(15,500)

Net Cash Used in Investing Activities	-	-	(15,500)

Financing Activities:
Issuance of common stock	-	53,266	87,266
Proceeds from loans	879,760	-	879,760
Loans from related parties - Directors and stockholders	(5,000)	255	35,463

Net Cash Provided by Financing Activities	874,760	53,521	1,002,489

Net (Decrease) Increase in Cash	754,177	19,961	789,558

Cash - Beginning of Period	1,381	-	-

Cash - End of Period	$755,558	$19,961	$789,558

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Warrants issued to promissory note holder	$34,000	$-

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Ecologix Resource Group, Inc. (formerly Battery Control Corp.) (“Ecologix” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on November 7, 2007.

The Company has revised its overall business strategy, the Company entered into an agreement to acquire long-term rights to 20,000 hectares (approximately 50,000 acres) of land rich in tropical hardwoods and other natural resources in Central Africa in consideration for a newly authorized convertible preferred stock issuance.  This acquisition augments the Company’s energy related business strategy.  The Company intends to harvest the high quality timber growing in the land parcel, consistent with the highest environmental standards.  The Company also intends to pursue its alternative energy projects for the country and its citizens which shall include growing biomass to be used in fuel and solar installations as desired by the local inhabitants and national governmental policy where the land is located.

The accompanying financial statements were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations and its cash flows for the periods ended June 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The warrants and convertible promissory note have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and expenses for the period ended June 30, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect that the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective beginning with the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect that the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operations.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; nor does the Company believe that FSP EITF 03-6-1 would have material effect on its financial position and results of operations if adopted.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The Company has revised its overall business strategy, the Company entered into an agreement to acquire long-term rights to 20,000 hectares (approximately 50,000 acres) of land rich in tropical hardwoods and other natural resources in Central Africa in consideration for a newly authorized convertible preferred stock issuance.  This acquisition augments the Company’s energy related business strategy.  The Company intends to harvest the high quality timber growing in the land parcel, consistent with the highest environmental standards.  The Company also intends to pursue its alternative energy projects for the country and its citizens which shall include growing biomass to be used in fuel and solar installations as desired by the local inhabitants and national governmental policy where the land is located.

ECOLOGIX RESOURCE GROUP, INC.
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2009, loans from related parties amounted to $35,463, and represented working capital advances from directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Note Payable

On March 13, 2009, the Company entered into an 18% Senior Convertible Promissory Note to finance the Company's business strategy. The note bears 18% interest and is due and payable with accrued interest on March 13, 2010. The note is convertible in whole or in part at the Company's option into shares of the Company's common stock at $1 per share. In addition to the payment of principal and interest, the holder of the note is entitled to receive cashless warrants exercisable into 850,000 shares of common stock. The warrants expire on March 13, 2012.

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(6)  Loans payable

Loans payable are unsecured, non-interest bearing, and due on demand.

(7)  Common Stock

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

(8)  Income Taxes

The provision (benefit) for income taxes for the nine months ended June 30, 2009 and 2008, was as follows (assuming a 23% effective tax rate):

	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$58,291	$10,203
Change in valuation allowance	(58,291)	(10,203)

Total deferred tax provision	$-	$-

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company had deferred income tax assets as of June 30, 2009 and December 31, 2008, as follows:

	2009	2008
Loss carryforwards	$78,036	$19,746
Less - Valuation allowance	(78,036)	(19,746)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2009, because it is not known currently whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2009, the Company had approximately $94,368 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and which expire by the year 2029.

(9)  Related Party Transactions

As described in Note 4, as of June 30, 2009, the Company owed $35,463 to directors, officers, and principal stockholders of the Company for working capital loans.

From November 7, 2007 (inception) through June 30, 2009, the company paid $62,000 to officers of the Company for executive services.

(10)  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

(11)  Commitments

On February 4, 2009, the Company entered into an agreement to acquire long-term rights to 20,000 hectares (approximately 50,000 acres) of land rich in tropical hardwoods and other natural resources in Central Africa in consideration for a newly authorized convertible preferred stock issuance.  The Agreement provides that the Company will issue a total of 10,000 convertible preferred shares. Convertibility will be subject, among other things, to achievement of agreed benchmarks over a 36-month period.

Item 2. Management’s Discussion and Analysis and Plan of Operations.

USE OF NAMES

In this annual report, the terms “ECOLOGIX RESOURCE GROUP INC.”, “Company”, “we”, or “our”, unless the context otherwise requires, mean ECOLOGIX RESOURCE GROUP INC. and its subsidiaries.

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

Our principal offices are located at:
9903 Santa Monica Blvd.
Suite 918
Beverly Hills, CA. 90212
888-LOGIXRG

In addition to the Agreement mentioned above, we still maintain our original business in relation to the patented  technology comprising  the test method and the battery testing device

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the fiscal quarter ended June 30, 2009 , net cash used by operating activities was $120,583 and  the Company incurred net losses of $253,437..

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.

General Working Capital

During the three months ended June 30 2009  the Company raised $850,000 thru the issuance of convertible debt securities . The Company believes it has sufficient funds to meet its working capital obligations for the next twelve months ahead.

Results of Operations:

For the Six Months Ended June 30, 2009

Our balance sheet as of June 30, 2009 reflects cash in the amount of $755,558. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the Six Months ended June 30, 2009 amounted to $244,937 , and 253,437 accordingly .

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

Item 1. Legal Proceedings ..

 None

Item 2. Changes In Securities

 None

Item 3. Defaults Upon Senior Securities

 None

Item 4. Submission of Matters To A Vote Of Security Holders

The Company filed with the Secretary of the State of Delaware on or about May 1, 2009, to amend Article 1 of its Certificate of Incorporation to change its name from “Battery Control Corp.” to “Ecologix Resource Group, Inc.;” as well as to amend Article 4 of its Certificate of Incorporation to authorize the issuance of convertible preferred stock in the amount of 50,000,000 shares. The name change became effective June 15 2009 .

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

*      Previously filed as an exhibit to the Company’s Form SB-2 filed on January 15, 2008, and subsequent filings

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecologix Resource Group Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on August 12, 2009.

Ecologix Resource Group Inc.

By:	/s/ Jason Fine
Jason Fine, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on August 12, 2009.

Signature	Title	Date

/s/ Jason Fine	President and CEO	August 12, 2009
Jason Fine	and Director

/s/ Asher Zwebner	Chief Financial Officer	August 12 , 2009
Asher Zwebner