Form 10-Q
period 2009-09-30
Ecologix Resource Group, Inc.
filed 2009-11-12
CIK 1422221

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2009

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.0001 par value	50,100,000	November 12 2009

ECOLOGIX RESOURCE GROUP INC.
Form 10-Q

Index

Part I: Financial Information

Item 1.  Financial Statements

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$2,413	$1,381
Prepaid expenses	187,602	-

Total current assets	190,015	1,381

Other Assets:
Patent, net of amortization of $1,140 and $456, respectively	14,360	15,044

Total other assets	14,360	15,044

Total Assets	$204,375	$16,425

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$197,946	$8,548
Note payable	833,000	-
Loans payable	34,760	-
Loans from related parties - Directors and stockholders	25,943	40,463

Total current liabilities	1,091,649	49,011

Total liabilities	1,091,649	49,011

Commitments and Contingencies

Stockholders' (Deficit)
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 50,100,000 and 50,000,000 shares issued and outstanding, respectively	5,010	5,000
Additional paid-in capital	134,956	50,966
Discount on common stock	(2,700)	(2,700)
(Deficit) accumulated during the development stage	(1,024,540)	(85,852)

Total stockholders' (deficit)	(887,274)	(32,586)

Total Liabilities and Stockholders' (Deficit)	$204,375	$16,425

The accompanying notes to financial statements
are an integral part of these financial statements.

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008, AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2009	2008	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	30,328	17,946	63,293	43,004	118,480
Legal - incorporation	-	-	-	-	2,200
Consulting - related parties	43,500	-	87,000	-	105,500
Consulting	328,000	-	443,000	18,500	451,000
Investor relations	143,180	-	143,180	-	143,180
Director fees	75,000	-	75,000	-	75,000
Amortization	228	228	684	228	1,140
Travel	23,634	-	70,580	-	70,580
Other	10,381	387	16,451	1,190	17,960

Total general and administrative expenses	654,251	18,561	899,188	62,922	985,040

(Loss) from Operations	(654,251)	(18,561)	(899,188)	(62,922)	(985,040)

Other Income (Expense)
Interest expense	(31,000)	-	(39,500)	-	(39,500)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(685,251)	$(18,561)	$(938,688)	$(62,922)	$(1,024,540)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	50,067,391	50,000,000	50,022,711	38,686,130

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Discount	During the	Stock
	Common stock		Paid-in	on Common	Development	Subscriptions
	Shares	Amount	Capital	Stock	Stage	Receivable	Totals

Balance - November 7, 2007	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	30,000,000	3,000	-	(2,700)	-	(300)	-

Net (loss) for the year	-	-	-	-	(4,950)	-	(4,950)

Balance - December 31, 2007	30,000,000	$3,000	$-	$(2,700)	$(4,950)	$(300)	$(4,950)

Stock subscription payment received	-	-	-	-	-	300	300

Common stock issued	20,000,000	2,000	50,966	-	-	-	52,966

Net (loss) for the year	-	-	-	-	(80,902)	-	(80,902)

Balance - December 31, 2008	50,000,000	$5,000	$50,966	$(2,700)	$(85,852)	$-	$(32,586)

Common stock issued for cash	100,000	10	49,990	-	-	-	50,000

Warrants	-	-	34,000	-	-	-	34,000

Net (loss) for the period	-	-	-	-	(938,688)	-	(938,688)

Balance - September 30, 2009	50,100,000	$5,010	$134,956	$(2,700)	$(1,024,540)	$-	$(887,274)

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 7, 2007)
THROUGH SEPTEMBER 30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2009	2008	Inception
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(938,688)	$(62,922)	$(1,024,540)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of discount on note payable	17,000	-	17,000
Amortization	684	228	1,140
Changes in net assets and liabilities-
Prepaid expenses	(187,602)	-	(187,602)
Accrued liabilities	189,398	8,348	197,946

Net Cash Used in Operating Activities	(919,208)	(54,346)	(996,056)

Investing Activities:
Acquisition and costs of patent pending	-	-	(15,500)

Net Cash Used in Investing Activities	-	-	(15,500)

Financing Activities:
Issuance of common stock	50,000	80,666	130,666
Deferred offering costs applied	-	(27,400)	(27,400)
Proceeds from loans	884,760	-	884,760
Loans from related parties - Directors and stockholders	(14,520)	1,255	25,943

Net Cash Provided by Financing Activities	920,240	54,521	1,013,969

Net (Decrease) Increase in Cash	1,032	175	2,413

Cash - Beginning of Period	1,381	-	-

Cash - End of Period	$2,413	$175	$2,413

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Warrants issued to promissory note holder	$34,000	$-	$34,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of its operations and its cash flows for the periods ended September 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2009, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and expenses for the period ended September 30, 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

On May 28, 2009, the Financial Accounting Standards Board issued Subsequent Events ("SFAS No. 165"). SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.

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

Subsequent events

The Company evaluated events occurring between the balance sheet date and November 6, 2009, the date the financial statements were issued.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2009, loans from related parties amounted to $25,943, and represented working capital advances from directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

On July 31, 2009, the Company raised $50,000 and issued 100,000 (post forward stock split) shares of its common stock pursuant to a private placement offering, at a purchase price of $0.50 per share.

(8)  Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2009 and 2008, was as follows (assuming a 23% effective tax rate):

	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$215,898	$14,472
Change in valuation allowance	(215,898)	(14,472)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2009 and December 31, 2008, as follows:

	2009	2008
Loss carryforwards	$235,644	$19,746
Less - Valuation allowance	(235,644)	(19,746)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2009, because it is not known currently whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2009, the Company had approximately $1,024,540 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and which expire by the year 2029.

(9)  Related Party Transactions

As described in Note 4, as of September 30, 2009, the Company owed $25,943 to directors, officers, and principal stockholders of the Company for working capital loans.

From November 7, 2007 (inception) through September 30, 2009, the company paid $162,000 to officers of the Company for executive services and to directors.

(10)  Concentration of Credit Risk

Some of the Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

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

The Company has ceased to pursue the Patent pending technology .

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

Liquidity, Capital Resources and Operations:

During the fiscal quarter ended September  30, 2009 , net cash used by operating activities was $919,208 and  the Company incurred net losses of $938,688.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.  To this end, the Company is constantly pursuing private debt and equity sources.

General Working Capital

During the nine  months ended September  30 2009  the Company raised $850,000 thru the issuance of convertible debt securities

Results of Operations:

For the Nine Months Ended September 30, 2009

Our balance sheet as of September  30, 2009 reflects cash in the amount of $2,413. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the Nine  Months ended September  30, 2009 amounted to $899,188 , and $938,688 accordingly ..

We have, in our history, generated limited income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion..

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

 None

Item 3. Defaults Upon Senior Securities

 None

Item 4. Submission of Matters To A Vote Of Security Holders

The Company filed with the Secretary of the State of Delaware on or about May 1, 2009, to amend Article 1 of its Certificate of Incorporation to change its name from “Battery Control Corp.” to “ Ecologix Resource Group, Inc. ;” as well as to amend Article 4 of its Certificate of Incorporation to authorize the issuance of convertible preferred stock in the amount of 50,000,000 shares. The name change became effective June 15 2009 .

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 100,000 shares of restricted common stock during the nine months ended SDeptember 30 2009 in exchange of gross proceeds of $50,000.

The Company declared a forward split of the shares of common stock at a rate of two (2) new shares for each one (1) old share of common stock.  The record date fixed by the Company is February 20, 2009, and was effective March 24, 2009.

Item 6. Other Information

 None

Item 7. Exhibits

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecologix Resource Group Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on November 12, 2009.

Ecologix Resource Group Inc.

By:	/s/ Jason Fine
Jason Fine, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on November 12, 2009.

Signature	Title	Date

/s/ Jason Fine	President and CEO	November 12, 2009
Jason Fine	and Director

/s/ Asher Zwebner	Chief Financial Officer	November 12, 2009
Asher Zwebner