Form 10-K/A
period 2008-12-31
Ecologix Resource Group, Inc.
filed 2010-04-13
CIK 1422221

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-K/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-148664

Ecologix Resource Group. Inc.
(Name of small business issuer in its charter)

Delaware	98-0533882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9903 Santa Monica Blvd.
Suite 918
Beverly Hills, CA. 90212

 (Address of Principal executive offices) (Zip Code)

Issuer’s telephone number:
888-LOGIXRG
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

Ecologix Resource Group, Inc.
By:    /s/ Jason Fine
Jason Fine, Chairman (Director) Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on February 23, 2009.

Signature	Title	Date
/s/ Jason Fine	Chairman (Director) and Chief	April 12, 2010
Jason Fine	Executive Officer and President

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

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Ecologix Resource Group, Inc.:

We have audited the accompanying balance sheets of Ecologix Resource Group, Inc. (formerly known as Battery Control Corp.) (a Delaware corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2008 and 2007, and from inception (November 7, 2007) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Alan Weinberg CPA
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