Form 10-Q
period 2010-03-31
Ecologix Resource Group, Inc.
filed 2010-05-24
CIK 1422221

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Phone number: 888-564-4974
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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.0001 par value	512,000,000	May 21, 2010

ECOLOGIX RESOURCE GROUP INC.
Form 10-Q

Part I: Financial Information

Item 1.  Financial Statements

ECOLOGIX RESOURCE GROUP, INC.

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2010

ECOLOGIX RESOURCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	As of	As of
	March 31,	December 31,
ASSETS	2010	2009
Current Assets:	(Unaudited)	(Audited)
Cash in bank	91,437	$9,974

Total current assets	91,437	9,974

Other Assets:
Property, plant and equipment, net of depreciation	214,402	169,592
Timber rights, net	2,000,000	2,000,000
Due to/from Subsidiary	-	-

Total other assets	2,214,402	2,169,592

Total Assets	$2,305,839	$2,179,566

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$-	$105,532
Accrued liabilities	219,375	239,541
Convertible Debt	547,700	312,729
Derivative Liability	10,131,710	4,049,512
Loans from related parties - Directors and stockholders	546,517	306,457

Total liabilities	11,445,302	5,013,771

Commitments and Contingencies

Stockholders' (Deficit)
Preferred stock, par value $.0001 per share, 2,000,000,000 shares authorized; 10,000 and 10,000 shares issued and outstanding, respectively	100	100
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 512,000,000 and 501,000,000 shares issued and outstanding, respectively	51,200	50,100
Additional paid-in capital	950,769	851,869
Discount on common stock	(2,700)	(2,700)
Accumulated other comprehensive (loss) income	31,045	(17,460)
Net Loss	(10,169,877)	(3,716,114)
(Total stockholders' (deficit)	(9,139,463)	(2,834,205)

Total Liabilities and Stockholders' (Deficit)	$2,305,839	$2,179,566

ECOLOGIX RESOURCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPEHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$203,437	$-

Expenses:
General and administrative-	281,156
Professional fees	7,500	8,238
Consulting	7,500	-
Amortization	-	228
Other	-	50

Total general and administrative expenses	296,156	8,516

(Loss) from Operations	(92,719)	(8,516)

Other Income (Expense)
Interest expense	(278,846)	-
Gain or loss on Derivative Liability	(6,082,198)	-
Provision for income taxes	-	-

Net (Loss)	$(6,453,763)	$(8,516)

Foreign currency exchange	48,505	--

Net comprehensive loss	$(6,405,258)	$(8,516)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	508,333,332	500,000,000

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2009
THROUGH MARCH 31, 2010
(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Discount on Common	Accumulated	Stock Subscriptions	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Receivable	Income	Totals

Balance – January 1, 2009	-	-	500,000,000	$50,000	$5,966	$(2,700)	$(85,852)	$-	$-	$(32,586)

Common stock issued for cash	-	$-	1,000,000	$100	$94,343	$-	$-	$-	$-	$94,443

Convertible preferred stock issued for intangible assets	10,000	100	-	-	751,560	-	-	-	-	751,660

Foreign currency translation	-	-	-	-	-	-	-	-	(17,460)	(17,460)

Net (loss) for the year	-	-	-	-	-	-	(3,630,262)	-	-	(3,630,262)

Balance - December 31, 2009	10,000	100	501,000,000	$50,100	$851,869	$(2,700)	$(3,716,114)	$-	$(17,460)	(2,834,205)

Common stock issued for services			11,000,000	1,100	98,900	-	-	-	-	100,000

Foreign currency translation	-	-	-	-	-	-	-	-	48,505	48,505

Net (loss) for the period	-	-	-	-	-	-	(6,453,763)	-	-	(6,453,763)

Balance - March 31, 2010	10,000	100	512,000,000	$51,200	$950,769	$(2,700)	$(10,169,877)	$-	$31,045	(9,139,463)

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009,
 (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss)	$(6,453,763)	$(8,516)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of discount on note payable	234,971	-
Amortization and depreciation	11,029	228
Derivative liabilities	6,082,198
Changes in net assets and liabilities-
Accounts payable	(105,532)	-
Accrued liabilities	79,836	4,452

Net Cash Used in Operating Activities	(151,261)	(3,836)

Investing Activities:
Purchases of Property Plant and Equipment	(72,713)	-

Net Cash Used in Investing Activities	(72,713)	-

Financing Activities:
Loans from related parties - Directors and stockholders	240,060	3,000

Net Cash Provided by Financing Activities	240,060	3,000

Effect of Exchange rates on Cash	65,379	-

Net (Decrease) Increase in Cash	81,465	(836)

Cash - Beginning of Period	9,974	1,381

Cash - End of Period	$91,439	$545

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental schedule of noncash investing and financing activities:
Warrants issued to promissory note holder	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Ecologix Resource Group (“Ecologix” or the “Company”) is a natural resource company focused on the harvesting, and marketing of high quality timber while pursuing the production of alternative energy solutions. The Company manages tropical hardwood forest in the Republic of Cameroon in Central Africa. The Company harvests a variety of species of hardwood.

The Company was incorporated under the laws of the State of Delaware on November 7, 2007. The Company was formerly known as Battery Control Corp. and changed its name to Ecologix Resource Group, Inc. on July 14, 2009.  Due to the overwhelming opportunities regarding our timber business, the Company has decided that it is necessary to apply all personnel, finances and other resources towards the timber operations and discontinue the patented pending technology of Battery Control Corp.

The accompanying financial statements were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2010, and 2009, and for the periods ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and the results of its operations and its cash flows for the periods ended March 31, 2010, and 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property, Plant And Equipment

The Company depreciates its assets over their estimated useful lives. The estimated useful lives are 5 years for machinery and equipment, 5 years for furniture and fixtures and the shorter of the useful life or the term of the lease for leasehold improvements. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred.

Timber Rights

The Company carried timber rights at historical cost less accumulated amortization. We capitalized the acquisition costs of the user right and allocated that cost to the timberland. Amortization of the user right on timberland is primarily determined using the straight-line method over the life of usage right.

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

Revenue Recognition

The Company will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Stock Splits

On December 1, 2008, the Company implemented a 5 for 1 forward stock split on its issued and outstanding shares of common stock.  On March 24, 2009, the Company implemented a 2 for 1 forward stock split on its issued and outstanding shares of common stock.  On December 4, 2009, the Company implemented a 10 for 1 forward stock split on its issued and outstanding shares of common stock.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect the forward stock splits.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potentially dilutive financial instruments excluded from the calculation of loss per share for the period ended March 31, 2010 and 2009 totaled 9,750,000 and none, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates and components of revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses debited to “Other comprehensive income” for the three months ended March 31, 2010 and 2009 were $48,506 and $0, respectively.

Impairment of Long-Lived Assets—Timber Rights

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010 and 2009, and expenses for the period ended March 31, 2010 and 2009. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact on its consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The adoption of ASU 2009-16 did not have a material impact on its consolidated results of operations or financial position.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard, if any, on the Company’s consolidated financial position, results of operations and cash flows.

(2) Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred operating losses since inception. Further, as of March 31, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4) Timber Rights

As of January 12, 2009 the Company issued convertible preferred shares for timber rights in the Masaka region of Cameroon. The timber rights were valued at the fair value of the preferred stock issued for the use of the timber rights. The balance of the timber rights as of the year ended March 31, 2010 was $2,000,000.

(5) Property, Plant and Equipment

The following is a summary of property and equipment:

	March 31, 2010	December 31, 2009

Plant and Machinery	$236,557	$181,935
Less – Accumulated Deprecation	(22,155)	(12,343)

Total net Property, Plant and Equipment	$214,402	$169,592

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $11,092 and $0 respectively.

(6) Loans from related parties

 During the year ended December 31, 2009, a  stockholder began making loans to the Company for working capital needs.  These loans were unsecured, non-interest bearing and due on demand. As of December 31, 2009, the balance due to this stockholder was $166,957.  As of March 31, 2010,  the balance due to the stock holder was $407,017.

As of December 31, 2009 and March 31, 2010, the Company had a payable due to an officer of the Company for $139,500 which consisted of accrued compensation of $112,500 and reimbursement for expenses paid by the officer on behalf of the company of $27,000.

(7) Convertible Debt

On April 9, 2009, the Company entered into a $100,000 Convertible Promissory Note with Greenburg (“Greenburg” or “Lender”) with an interest rate of 18% per annum. The convertible promissory note is convertible in whole or in part at the Company's option into shares of the Company’s common stock (the “Common Stock”) at $0.25 per share.  However if the Company is in default of payment, the Holder may elect to convert, by a written notice of conversion at a $0.25 conversion price less a penalty for the default. Interest shall accrue to and through the day prior to the date of conversion. The number of shares of Common Stock issuable upon conversion shall be determined by dividing the sum of the outstanding principal of this Note being converted plus the accrued and unpaid interest payable with respect to the principal amount of this Note being converted by the Conversion Price then in effect. In connection with the above note the Company issued the lender 1,000,000 warrants with an exercise price of $0.001 a share. The fair value of the warrants issued in connection with the convertible debt will be treated as debt discount and amortized over the life of the convertible note.

On June 29, 2009, the Company entered into a $750,000 Convertible Promissory Note with Marvin Mermelstein (“Mermelstein” or “Lender”) with an interest rate of 18% per annum. The convertible promissory note is convertible in whole or in part at the Company's option into shares of the Company’s common stock (the “Common Stock”) at $0.25 per share.  However if the Company is in default of payment, the Holder may elect to convert, by a written notice of conversion at a $0.25 conversion price less a penalty for the default. Interest shall accrue to and through the day prior to the date of conversion. The number of shares of Common Stock issuable upon conversion shall be determined by dividing the sum of the outstanding principal of this Note being converted plus the accrued and unpaid interest payable with respect to the principal amount of this Note being converted by the Conversion Price then in effect. In connection with the above note the Company issued the lender 75,000,000 warrants with an exercise price of $0.001 a share. The fair value of the warrants issued in connection with the convertible debt will be treated as debt discount and amortized over the life of the convertible note.

On November 12, 2009, the Company entered into a $100,000 Convertible Promissory Note with MKM (“MKM” or “Lender”) with an interest rate of 18% per annum. The convertible promissory note is convertible in whole or in part at the Company's option into shares of the Company’s common stock (the “Common Stock”) at $0.25 per share.  However if the Company is in default of payment, the Holder may elect to convert, by a written notice of conversion at a $0.25 conversion price less a penalty for the default. Interest shall accrue to and through the day prior to the date of conversion. The number of shares of Common Stock issuable upon conversion shall be determined by dividing the sum of the outstanding principal of this Note being converted plus the accrued and unpaid interest payable with respect to the principal amount of this Note being converted by the Conversion Price then in effect. In connection with the above note the Company issued the lender 1,000,000 warrants with an exercise price of $0.001 a share. The fair value of the warrants issued in connection with the convertible debt will be treated as debt discount and amortized over the life of the convertible note.

On November 12, 2009, the Company entered into a $25,000 Convertible Promissory Note with Fuse Management Corporation (“Fuse” or “Lender”) with an interest rate of 18% per annum. The convertible promissory note is convertible in whole or in part at the Company's option into shares of the Company’s common stock (the “Common Stock”) at $0.25 per share.  However if the Company is in default of payment, the Holder may elect to convert, by a written notice of conversion at a $0.25 conversion price less a penalty for the default. Interest shall accrue to and through the day prior to the date of conversion. The number of shares of Common Stock issuable upon conversion shall be determined by dividing the sum of the outstanding principal of this Note being converted plus the accrued and unpaid interest payable with respect to the principal amount of this Note being converted by the Conversion Price then in effect. In connection with the above note the Company issued the lender 250,000 warrants with an exercise price of $0.001 a share. The fair value of the warrants issued in connection with the convertible debt will be treated as debt discount and amortized over the life of the convertible note.

The Company evaluated the convertible debt and the warrants under ASC 815 (SFAS 133 "Accounting for Derivatives" and EITF00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock"). The Company determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. This results the Company being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments. The Company would be required to obtain shareholder approval to increase the number of authorized shares needed to settle those contracts. Because increasing the number of shares authorized is outside of the Company's control, this results in these instruments being classified as liabilities under ASC 815( EITF 00-19 and derivatives under SFAS 133).

The carrying values of the notes were determined as follows:

December 31, 2009

Notes payable to Greenberg due April 9, 2010, interest rate 18%.	$100,000
Notes payable to Mermelstein due December 29, 2010, interest rate 18%.	750,000
Notes payable to MKM due November 12, 2010, interest rate 18%.	100,000
Notes payable to Fuse due November 12, 2010, interest rate 18%.	25,000
975,000
(Less) Debt Discount	(670,771)
Convertible Debt net of discount	$304,229

March 31, 2010

Notes payable to Greenberg due April 9, 2010, interest rate 18%.	$100,000
Notes payable to Mermelstein due December 29, 2010, interest rate 18%.	750,000
Notes payable to MKM due November 12, 2010, interest rate 18%.	100,000
Notes payable to Fuse due November 12, 2010, interest rate 18%.	25,000
975,000
(Less) Debt Discount	(427,300)
Convertible Debt net of discount	$547,700

(9) Convertible Preferred Stock

The Company issued 10,000 convertible preferred shares to Spectra Timber on January 12, 2009 in exchange for timber rights in the Massaka region of Cameroon. The preferred stock will bear dividends, payable in stock, semi-annually in arrears, at the rate of five per cent (5%) per annum, beginning June 1, 2011. Each preferred share is convertible into a common share, subject to the vote of the preferred share holders, at the option of the holder at any time after January 12, 2021 at the conversion ratio to be determined by multiplying the aggregate number of preferred shares to be converted times 200 and dividing the product by the Conversion Price in effect on the applicable Conversion Date. The conversion ratio is subject to adjustment for events, such as a unit split, unit dividend, or a specified issuance of units.

The conversion right of the convertible preferred stock represents an embedded derivative as defined in ASC 815 (FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company estimated the fair value of the embedded derivative to be $3,918,415 on December 31, 2009 which was reclassified from the initial value ascribed to the convertible preferred stock. The Company has evaluated the fair value as of March 31, 2010 and has assessed that value to be $10,090,396. The increase in the value of the derivative instrument resulted in an unrealized loss of $6,171,981 attributed to the conversion option Convertible Preferred Stock for the three months ended March 31, 2010.

(10) Derivatives

The fair values and changes in the derivative liabilities for the year ended December 31, 2009 and the period ended March 31, 2010 are as follows:

	December 31, 2009	March 31, 2010	Gain/(Loss)

Derivative (Warrants)	$94,058	$5,989	$88,069
Embedded derivative (Convertible Debt)	$37,039	$35,325	$1,714
Embedded derivative (Conversion Right Preferred)	$3,918,415	$10,090,396	$(6,171,981)
Total	$4,049,512	$10,131,710	$(6,082,198)

The adjustment to fair value for the changes in the derivative liabilities resulted in a loss for the three months ended March 31, 2010 of $6,082,198. This amount has been debited to expense, and recorded in “Other income and expense” in the accompanying consolidated statement of operations.

(11) Warrants

Warrant Transactions are as follows:

	Numbers of warrants	Weight Average Exercise Price
Outstanding, January 1, 2009	-	$-
Granted	9,750,000	0.001
Exercise	-	-
Expired	-	-
Outstanding, December 31, 2009	9,750,000	0.001
Granted	-	-
Exercise	-	-
Expired	-	-
Outstanding, March 31, 2010	9,750,000	$0.001
Exercisable, March 31, 2010	9,750,000	$0.001

(12) Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
For the Company, this statement derivative instruments related to warrants, convertible debt and the conversion right of convertible preferred shares. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving similar assets or liabilities.
Liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements as of December 31, 2009
	Level 1		Level 2	Level 3		Total
Description
Derivative (Warrants)	$		$94,058	$		$94,058
Embedded derivative (Convertible Debt)			37,039			37,039
Embedded derivative (Conversion Right Preferred)			3,918,415			3,918,415
Total		$-	$4,049,512		$-	$4,049,512

Fair Value Measurements as of March 31, 2010
	Level 1		Level 2	Level 3		Total
Description
Derivative (Warrants)	$		$5,989	$		$5,989
Embedded derivative (Convertible Debt)			35,325			35,325
Embedded derivative (Conversion Right Preferred)			10,090,396			10,090,396
Total		$-	$10,131,710		$-	$10,131,710

Unrealized gains or losses on derivatives are recorded in “Interest and other expense, net” in the consolidated statement of operations at each measurement date. See Note 10, Derivatives.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on May 17, 2010.  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.   All amounts are expressed in United States dollars.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED
MARCH 31, 2010 COMPARED TO MARCH 31, 2009

Overall Results
For the three months ended March 31, 2010, the Company had $203,437 in sales and cost of sales of $0.  This is in comparison to total sales of $0 and cost of sales of $0 for the three month period ended year ended March 31, 2009.

General and administrative expenses increased by approximately $287,640 for the three month period ended March 31, 2010 vs. the same period ended as March 31, 2009.  This increase was due to professional fees and the set up of operations in the Cameroon.

The net loss increased from $8,516 ($0 per share) to $6,453,763 ($0.013 per share.) For the three month period ended March 31, 2010 vs. the three month period ended March 31, 2009, respectively.  This increase of approximately $287,640 was directly related to the increase in general and administrative expenses described above.

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

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of our timber business in the Cameroon.  Further purchases of capital equipment will be needed to increase the volume of our operations and the satisfaction of our customer demand.   As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives. We may also seek to raise additional capital in public or private equity offerings.

Cash Flows from Operating Activities

The net amount of cash used in the Company’s operating activities during three months ended March 31, 2010 was $151,261, which primarily included loss from operations that were offset by increase in derivative liability.  For three months ended March 31, 2009, the net amount of cash used in the Company’s operating activities was $3,836, which primarily included loss from operations and offset by increase in accrued liabilities.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during three months ended March 31, 2010 was $72,713 which was the result of the purchase of property, plant and equipment. For three months ended March 31, 2009, the net amount of cash used in investing activities was $0.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during three months ended March 31, 2010 was $240,060. For three months ended March 31, 2009, the net amount of cash generated by financing activities was $3,000, both were provided by loans from related parties.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

See Note 1, Summary of Significant Accounting Policies and Organization, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein for a discussion of critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Cameroon Franc (CFA). We historically have not entered into currency rate hedges with respect to our exposure from operations, although we may do so in the future.

Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

*These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecologix Resource Group Inc. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 21, 2010.

Ecologix Resource Group Inc.

By:	/s/ Jason Fine
Jason Fine, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on May 21, 2010.

Signature	Title	Date

/s/ Jason Fine	President and CEO	May 21, 2010
Jason Fine	and Director

/s/ Robert Radoff	President	May 21, 2010
Robert Radoff

/s/ Dr. Juan Avila	Director	May 21, 2010
Dr. Juan Avila