Form 10-Q
period 2010-06-30
Ecologix Resource Group, Inc.
filed 2010-08-13
CIK 1422221

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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
Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.0001 par value	512,000,000	May 21, 2010

ECOLOGIX RESOURCE GROUP INC.
Form 10-Q

Index

Part I: Financial Information

Item 1.  Financial Statements

ECOLOGIX RESOURCE GROUP, INC.

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010

ECOLOGIX RESOURCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash in bank	$4,475	$9,974
Account receivable	40,317	-

Total current assets	44,792	9,974

Other Assets:
Property, plant and equipment, net of depreciation	201,325	169,592
Timber rights, net	2,000,000	2,000,000

	-	-
Total other assets	2,201,325	2,169,592

Total Assets	$2,246,117	$2,179,566

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$112,817	$105,532
Accrued liabilities	258,787	239,541
Convertible Debt	973,793	312,729
Derivative Liability	9,818,489	4,049,512
Loans from related parties - Directors and stockholders	553,510	306,457

Total liabilities	11,717,396	5,013,771

Commitments and Contingencies
Stockholders' (Deficit)
Preferred stock, par value $.0001 per share, 2,000,000,000 shares authorized; 10,000 and 10,000 shares issued and outstanding, respectively	100	100
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 512,000,000 and 501,000,000 shares issued and outstanding, respectively	51,200	50,100
Additional paid-in capital	950,769	851,869
Discount on common stock	(2,700)	(2,700)
Accumulated other comprehensive (loss) income	28,974	(17,460)
Retained deficit	(10,499,623)	(3,716,114)
(Total stockholders' (deficit)	(9,471,279)	(2,834,205)

Total Liabilities and Stockholders' (Deficit)	$2,246,117	$2,179,566

ECOLOGIX RESOURCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPEHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues	$32,558	$-	$235,995	$-

Cost of Goods Sold	130,685	-	231,549	-

Gross Profit (Loss)	(98,127)	-	4,446	-

Expenses:
General and administrative	36,032	-	170,157	-
Professional fees	46,445	24,727	95,390	32,965
Consulting	-	158,500	7,500	158,500
Depreciation	22,616	228	22,616	456
Other	-	52,967	-	53,016

Total general and administrative expenses	105,093	236,422	295,663	244,937

(Loss) from Operations	(203,220)	(236,422)	(291,217)	(244,937)

Interest Expense	(469,968)	(8,500)	(723,314)	(8,500)
Gain or loss on Derivative Liability	313,220	-	(5,768,978)	-

Net (Loss)	$(359,968)	$(244,922)	$(6,783,509)	$(253,437)

Foreign currency exchange	20,425	-	71,939	-

Net comprehensive loss	$(339,543)	$(244,922)	$(6,711,570)	$(253,437)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	512,000,000	50,000,000	510,359,116	50,000,000

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009,
 (Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2009

Operating Activities:
Net (loss)	$(6,783,509)	$(253,437)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of discount on notes payable	661,064	8,500
Amortization and depreciation	22,616	456
Derivative Liability	5,768,977	-
Changes in net liabilities-
Accounts receivable	(40,317)	-
Accounts payable	7,285	-
Accrued Liabilities	119,245	123,898

Net Cash Used in Operating Activities	(244,639)	(120,583)

Investing Activities:
Purchases of Property Plant and Equipment	(54,350)	-

Net Cash Used in Investing Activities	(54,350)	-

Financing Activities:
Proceeds from loans	-	879,760
Loans from related parties - Directors and stockholders	247,053	(5,000)

Net Cash Provided by Financing Activities	247,053	874,760

Effect of Exchange rates on Cash	46,437	-

Net (Decrease) Increase in Cash	(5,499)	754,177

Cash - Beginning of Period	9,974	1,381

Cash - End of Period	$4,475	$755,558

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

The Company was incorporated under the laws of the State of Delaware on November 7, 2007. The Company was formerly known as Battery Control Corp. and changed its name to Ecologix Resource Group, Inc. on July 14, 2009.  Due to the opportunities regarding our timber business, the Company has decided that it is necessary to apply all personnel, finances and other resources towards the timber operations and discontinue the patented pending technology of Battery Control Corp.

The accompanying financial statements were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2010, and 2009, and for the periods ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, and the results of its operations and its cash flows for the periods ended June 30, 2010, and 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property, Plant And Equipment

The Company depreciates its assets over their estimated useful lives. The estimated useful lives are 2-4 years for machinery and equipment, 5 years for furniture and fixtures and the shorter of the useful life or the term of the lease for leasehold improvements. Plant and equipment are carried at historical cost and are depreciated using primarily the straight-line method. Repair and maintenance expenditures are expensed as incurred.

Timber Rights

The Company carried timber rights at historical cost less accumulated amortization. We capitalized the acquisition costs of the user right and allocated that cost to the timberland. Amortization of the user right on timberland is primarily determined using the unit of production method.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potentially dilutive financial instruments excluded from the calculation of loss per share for the period ended June 30, 2010 and 2009 totaled 9,750,000 and 8,500,000, respectively.

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

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates and components of revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses debited to “Other comprehensive income” for the three months ended June 30, 2010 and 2009 were $20,425 and $0 respectively and for the six months ended June 30 2010 and 2009 were $71,939 and $0 respectively.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010 and December 31, 2009, and expenses for the period ended June 30, 2010 and 2009. Actual results could differ from those estimates made by management.

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

(2)   Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred operating losses since inception. Further, as of June 30, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern .

(3)   Timber Rights
As of January 12, 2009 the Company issued convertible preferred shares for timber rights in the Masaka region of Cameroon. The timber rights were valued at the fair value of the preferred stock issued for the use of the timber rights. The balance of the timber rights as of the period ended June 30, 2010 was $2,000,000. The Company has not yet begun the harvesting of timber in this region.
(4)     Property, Plant and Equipment
The following is a summary of property and equipment:
	June 30, 2010	December 31, 2009

Plant and Machinery	$234,430	$181,935
Less – Accumulated Deprecation	(33,105)	(12,343)

Total net Property, Plant and Equipment	$201,325	$169,592

Depreciation expenses for the three months ended June 30, 2010 and 2009 were $11,308 and $0, respectively. Depreciation expenses for the six months ended June 30, 2010 and 2009 were $22,616 and $0, respectively.

(5)   Loans from related parties

 During the year ended December 31, 2009, a stockholder began making loans to the Company for working capital needs.  These loans were unsecured, non-interest bearing and due on demand. As of December 31, 2009, the balance due to this stockholder was $166,957.  As of June 30, 2010, the balance due to the stock holder was $414,010.

As of December 31, 2009 and June 30, 2010, the Company had a payable due to an officer of the Company for $139,500 which consisted of accrued compensation of $112,500 and reimbursement for expenses paid by the officer on behalf of the company of $27,000.

(6) Convertible Debt

On April 9, 2009, the Company entered into a $100,000 Convertible Promissory Note with Greenburg (“Greenburg” or “Lender”) with an interest rate of 18% per annum. The convertible promissory note is convertible in whole or in part at the Company's option into shares of the Company’s common stock (the “Common Stock”) at $0.25 per share.  However if the Company is in default of payment, the Holder may elect to convert, by a written notice of conversion at a $0.25 conversion price less a penalty for the default. Interest shall accrue to and through the day prior to the date of conversion. The number of shares of Common Stock issuable upon conversion shall be determined by dividing the sum of the outstanding principal of this Note being converted plus the accrued and unpaid interest payable with respect to the principal amount of this Note being converted by the Conversion Price then in effect. In connection with the above note the Company issued the lender 1,000,000 warrants with an exercise price of $0.001 a share. The fair value of the warrants issued in connection with the convertible debt will be treated as debt discount and amortized over the life of the convertible note.  The principle and accrued interest amounts due on the Greenburg note have been deferred to a later date.  No other terms in the note have been adjusted the note will continue to accrue interest over the deferral period.

On June 29, 2009, the Company entered into a $750,000 Convertible Promissory Note with Marvin Mermelstein (“Mermelstein” or “Lender”) with an interest rate of 18% per annum. The convertible promissory note is convertible in whole or in part at the Company's option into shares of the Company’s common stock (the “Common Stock”) at $0.25 per share.  However if the Company is in default of payment, the Holder may elect to convert, by a written notice of conversion at a $0.25 conversion price less a penalty for the default. Interest shall accrue to and through the day prior to the date of conversion. The number of shares of Common Stock issuable upon conversion shall be determined by dividing the sum of the outstanding principal of this Note being converted plus the accrued and unpaid interest payable with respect to the principal amount of this Note being converted by the Conversion Price then in effect. In connection with the above note the Company issued the lender 75,000,000 warrants with an exercise price of $0.001 a share. The fair value of the warrants issued in connection with the convertible debt will be treated as debt discount and amortized over the life of the convertible note. The principle and accrued interest amounts due on the Mermelstien  note have been deferred to a later date. No other terms in the note have been adjusted the note will continue to accrue interest over the deferral period.  Mermelstien has not elected to convert the note to commons stock.

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

The Company evaluated the convertible debt and the warrants under ASC 815. The Company determined the convertible debentures contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. This results the Company being unable to determine with certainty they will have enough shares available to settle any and all outstanding common stock equivalent instruments. The Company would be required to obtain shareholder approval to increase the number of authorized shares needed to settle those contracts. Because increasing the number of shares authorized is outside of the Company's control, this results in these instruments being classified as liabilities under ASC 815.

  The carrying values of the notes were determined as follows:

December 31, 2009

Notes payable to Greenberg, interest rate 18%.	$100,000
Notes payable to Mermelstein due December 29, 2010, interest rate 18%.	750,000
Notes payable to MKM due November 12, 2010, interest rate 18%.	100,000
Notes payable to Fuse due November 12, 2010, interest rate 18%.	25,000
975,000
(Less) Debt Discount	(662,271)
Convertible Debt net of discount	$312,729

June 30, 2010

Notes payable to Greenberg, interest rate 18%.	$100,000
Notes payable to Mermelstein due December 29, 2010, interest rate 18%.	750,000
Notes payable to MKM due November 12, 2010, interest rate 18%.	100,000
Notes payable to Fuse due November 12, 2010, interest rate 18%.	25,000
975,000
(Less) Debt Discount	(1,207)
Convertible Debt net of discount	$973,793

 (7)   Convertible Preferred Stock

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

The conversion right of the convertible preferred stock represents an embedded derivative as defined in ASC 815. The Company estimated the fair value of the embedded derivative to be $3,918,415 on December 31, 2009 which was reclassified from the initial value ascribed to the convertible preferred stock. The Company has evaluated the fair value as of June 30, 2010 and has assessed that value to be $9,729,686. The increase in the value of the derivative instrument resulted in an unrealized loss of $5,811,271 for the six months ended   June 30, 2010 and an unrealized gain of 360,710 for the three months ended June 30, 2010 which was attributed to the conversion option Convertible Preferred Stock.

 (8)   Derivatives

The fair values and changes in the derivative liabilities for the three month and six month period ended June 30, 2010 are as follows:

	March 31, 2010	June 30, 2010	Gain/(Loss)

Derivative (Warrants)	$5,989	$87,918	$(81,929)
Embedded derivative (Convertible Debt)	$35,325	$885	$34,440
Embedded derivative (Conversion Right Preferred)	$10,090,396	$9,729,686	$360,710
Total	$10,131,710	$9,818,489	$313,221

	December 31, 2009	June 30, 2010	Gain/(Loss)

Derivative (Warrants)	$94,058	$87,918	$6,140
Embedded derivative (Convertible Debt)	$37,039	$885	$36,154
Embedded derivative (Conversion Right Preferred)	$3,918,415	$9,729,686	$(5,811,271)
Total	$4,049,512	$9,818,489	$(5,768,977)

The adjustment to fair value for the changes in the derivative liabilities resulted in a loss for the six months ended June 30, 2010 of $5,768,977 and a gain for the three months ended June 30, 2010 of $313,221. These amounts have been debited to expense, and recorded in “Other income and expense” in the accompanying consolidated statement of operations.

(9) Warrants

Warrant Transactions are as follows:

	Numbers of warrants	Weight Average Exercise Price
Outstanding, January 1, 2009	-	$-
Granted	9,750,000	0.001
Exercise	-	-
Expired	-	-
Outstanding, December 31, 2009	9,750,000	0.001
Granted	-	-
Exercise	-	-
Expired	-	-
Outstanding, June 30, 2010	9,750,000	$0.001
Exercisable, June 30, 2010	9,750,000	$0.001

(10) Fair Value Measurements
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
Liabilities measured at fair value on a recurring basis are summarized below:
Fair Value Measurements as of December 31, 2009
	Level 1		Level 2	Level 3		Total
Description
Derivative (Warrants)	$		$94,058	$		$94,058
Embedded derivative (Convertible Debt)			37,039			37,039
Embedded derivative (Conversion Right Preferred)			3,918,415			3,918,415
Total		$-	$4,049,512		$-	$4,049,512

Fair Value Measurements as of June 30, 2010
	Level 1		Level 2	Level 3		Total
Description
Derivative (Warrants)	$		87,918	$		87,918
Embedded derivative (Convertible Debt)			885			885
Embedded derivative (Conversion Right Preferred)			9,729,686			9,729,686
Total		$-	$9,818,489		$-	$9,818,489
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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED
JUNE 30, 2010 COMPARED TO JUNE 30, 2009
Overall Results
For the three months ended June 30, 2010, the Company had $32,558 in sales and cost of sales of $130,684.  This is in comparison to total sales of $0 and cost of sales of $0 for the three month period ended June 30, 2009. The Company’s harvesting operations incur a significant amount of fixed costs including depreciation, equipment costs and certain labor costs. Revenues were not significant enough during the quarter in order to cover these costs.
Total general and administrative expenses decreased by approximately $131,329 for the three month period ended June 30, 2010 from the same period ended June 30, 2009.  Due to the decrease in consulting expenses incurred by the Company.
The net loss increased from $244,922 ($0.005 per share) to $359,968 ($0.0007 per share) for the three month period ended June 30, 2009 and the three month period ended June 30, 2010, respectively.  This increase was primarily due to the interest on notes payable.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED
JUNE 30, 2010 COMPARED TO JUNE 30, 2009
Overall Results
For the six months ended June 30, 2010, the Company had $235,995 in sales and cost of sales of $231,549.  This is in comparison to total sales of $0 and cost of sales of $0 for the six months ended year ended June 30, 2009. As stated above the Company has significant fixed costs in its harvesting operations. Until the Company is able to generate significant sustained revenues, the Company’s gross profit percentage will fluctuate significantly.

Total general and administrative expenses increased by approximately $50,726 for the six month period ended June 30, 2010 from the same period ended June 30, 2009.  This increase was due to professional fees and the set up of operations in the Cameroon.
The net loss increased from $253,437 ($0.005 per share) to $6,783,509 ($0.013 per share) for the six month period ended June 30, 2009 and the six month period ended June 30, 2010, respectively.  This increase of approximately $5,768,977 was directly related to the adjustment to fair value for the changes in the derivative liabilities.

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

Cash Flows from Operating Activities
The net amount of cash used in the Company’s operating activities during six months ended June 30, 2010 was $244,639, which primarily included loss from operations that were offset by increase in derivative liability.  For six months ended June 30, 2009, the net amount of cash used in the Company’s operating activities was $120,583, which primarily included loss from operations and offset by increase in accrued liabilities.
Cash Flows from Investing Activities
The net amount of cash used in investing activities during the six months ended June 30, 2010 was $54,350 which was the result of the purchase of equipment to be utilized in the Company’s harvesting activities. For six months ended June 30, 2009, the net amount of cash used in investing activities was $0.
Cash Flows from Financing Activities
The net amount of cash provided by financing activities during six months ended June 30, 2010 was $247,053. For six months ended June 30, 2009, the net amount of cash generated by financing activities was $874,760 both were provided by loans from related parties.
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
Item 4T.  Controls and Procedures
Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2010, the Company implemented procedures to improve the internal control over financial reporting. There have not been any adverse changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on August 13, 2010.
Ecologix Resource Group Inc.

By:	/s/ Robert Radoff
Robert Radoff, CEO

Signature	Title	Date
/s/ Jason Fine	President and Director	August 13, 2010
Jason Fine

/s/ Robert Radoff	Director	August 13, 2010
Robert Radoff

/s/ Dr. Juan Avila	Director	August 13, 2010
Dr. Juan Avila