Form 10-Q
period 2010-09-30
Ecologix Resource Group, Inc.
filed 2010-11-22
CIK 1422221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ________________________

Commission file number 333-148664

ECOLOGIX RESOURCE GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0533882
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9903 Santa Monica Blvd., Suite 918 Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

888-564-4974
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☐	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding	Date
Common, $.0001 par value	571,033,000	November 19, 2010

ECOLOGIX RESOURCE GROUP INC.
Form 10-Q

Part I: Financial Information

Item 1.  Financial Statements

ECOLOGIX RESOURCE GROUP, INC.

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

ECOLOGIX RESOURCE GROUP, INC.

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	As of	As of
	September 30,	December 31,
ASSETS	2010	2009
Current Assets:	(Unaudited)	(Audited)
Cash in bank	$26,014	$9,974

Total current assets	26,014	9,974

Other Assets:
Property, plant and equipment, net of depreciation	200,875	169,592
Timber rights, net	2,000,000	2,000,000
	-	-

Total other assets	2,200,875	2,169,592

Total Assets	$2,226,889	$2,179,566

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$137,939	$105,532
Accrued liabilities	316,108	239,541
Convertible Debt	972,526	312,729
Derivative Liability	9,295,282	4,049,512
Loans from related parties - Directors and stockholders	619,610	306,457

Total liabilities	11,341,465	5,013,771

Stockholders' (Deficit)
Preferred stock, par value $.0001 per share, 50,000,000 shares authorized; 10,000 and 10,000 shares issued and outstanding, respectively	100	100
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 512,000,000 and 501,000,000 shares issued and outstanding, respectively	51,200	50,100
Additional paid-in capital	950,769	851,869
Discount on common stock	(2,700)	(2,700)
Accumulated other comprehensive (loss) income	25,655	(17,460)
Retained deficit	(10,139,600)	(3,716,114)
Total stockholders' (deficit)	(9,114,576)	(2,834,205)

Total Liabilities and Stockholders' (Deficit)	$2,226,889	$2,179,566

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPEHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues	$-	$-	$235,995	$-

Cost of Goods Sold	8,155	-	239,704	-

Gross Profit (Loss)	(8,155)	-	(3,709)	-

Expenses:
General and administrative	76,542	75,000	246,699	75,000
Professional fees	17,500	30,328	112,890	63,293
Consulting	-	514,680	7,500	673,180
Depreciation	18,380	228	40,996	684
Other	-	34,015	-	87,031

Total general and administrative expenses	112,422	654,251	408,085	899,188

(Loss) from Operations	(120,577)	(654,251)	(411,794)	(899,188)

Interest Expense	(42,608)	(31,000)	(765,922)	(39,500)
Gain or (loss) on Derivative Liability	523,207	-	(5,245,770)	-

Net Income or (Loss)	$360,021	$(685,251)	$(6,423,486)	$(938,688)

Foreign currency exchange	(28,824)	-	43,115	-

Net comprehensive income or (loss)	$331,197	$(685,251)	$(6,380,371)	$(938,688)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,278,353,448	50,067,391	510,912,088	50,022,711

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009,
 (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2009
Operating Activities:
Net (loss)	$(6,423,486)	$(938,688)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization of discount on notes payable	659,797	-
Amortization and depreciation	40,996	17,684
Derivative Liability	5,245,770	-
Other Assets	-	(187,602)
Accrued Payable	32,407	-
Accrued Liabilities	176,568	189,398

Net Cash Used in Operating Activities	(267,948)	(919,208)

Investing Activities:
Purchases of Property, Plant and Equipment	(72,280)	-
Net Cash Used in Investing Activities	(72,280)	-

Financing Activities:
Issuance of Common Stock	-	50,000
Proceeds from loans	-	884,760
Loans from related parties - Directors and stockholders	313,153	(14,520)

Net Cash Provided by Financing Activities	313,153	920,240

Effect of Exchange Rates on Cash	43,115	-

Net Increase in Cash	16,040	1,032

Cash - Beginning of Period	9,974	1,381

Cash - End of Period	$26,014	$2,413

The accompanying notes to financial statements are
an integral part of these statements.

ECOLOGIX RESOURCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Ecologix Resource Group (“Ecologix” or the “Company”) is a natural resource company focused on the harvesting and marketing of high quality timber while pursuing the production of alternative energy solutions. The Company manages tropical hardwood forest concessions in the Republic of Cameroon in Western Africa. The Company harvests a variety of species of hardwood.

The Company was incorporated under the laws of the State of Delaware on November 7, 2007. The Company was formerly known as Battery Control Corp. and changed its name to Ecologix Resource Group, Inc. on July 14, 2009.  In 2009, the Company acquired its first concession in Cameroon and discontinued the business of Battery Control Corp.

The accompanying financial statements were prepared from the accounts of the Company on the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2010 and 2009 and for the periods then ended, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of its operations and its cash flows for the periods ended September 30, 2010, and 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC on Form 10-K for the year then ended, for additional information, including significant accounting policies.

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

Timber Rights

The Company carried timber rights at historical cost less accumulated amortization. The Company capitalized the acquisition costs of the user right and allocated that cost to the timberland. Amortization of the user right on timberland is primarily determined using the unit of production method.

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
(1)  Summary of Significant Accounting Policies - continued

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potentially dilutive financial instruments excluded from the calculation of loss per share for the period ended September 30, 2010 and 2009 totaled 731,396,552 and 8,500,000, respectively.

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

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries are translated into dollars at the fiscal year-end (current) exchange rates and components of revenue and expense are translated at average rates for the fiscal year. The resulting translation adjustments are included in shareholders' equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses debited to “Other comprehensive income” for the three months ended September 30, 2010 and 2009 were $(28,824) and $0, respectively and for the nine months ended September 30, 2010 and 2009 were $43,115 and $0, respectively.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010 and December 31, 2009, and expenses for the period ended September 30, 2010 and 2009. Actual results could differ from those estimates made by management.

ECOLOGIX RESOURCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  Summary of Significant Accounting Policies - continued

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

(2)   Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established sufficient revenue to cover its operating costs, and as such, has incurred operating losses since inception. Further, as of September 30, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)   Timber Rights

As of January 12, 2009 the Company issued convertible preferred shares for timber rights in the Masaka region of Cameroon. The timber rights were valued at the fair value of the preferred shares issued for the use of the timber rights. The balance of the timber rights as of the period ended September 30, 2010 was $2,000,000. As of September 30, 2010, the Company had not begun the harvesting of timber in this region.

(4)   Property, Plant and Equipment

The following is a summary of property and equipment:
	September 30, 2010	December 31, 2009

Plant and Machinery	$253,589	$181,935
Less – Accumulated Depreciation	(52,714)	(12,343)

Total net Property, Plant and Equipment	$200,875	$169,592

Depreciation expenses for the three months ended September 30, 2010 and 2009 were $18,380 and $228, respectively. Depreciation expenses for the nine months ended September 30, 2010 and 2009 were $40,996 and $684, respectively.

ECOLOGIX RESOURCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)   Loans from related parties

 During the year ended December 31, 2009, a stockholder began making loans to the Company for working capital needs.  These loans were unsecured, non-interest bearing and due on demand. As of December 31, 2009, the balance due to this stockholder was $166,957.  As of September 30, 2010, the balance due to the stockholder was $450,110.

 During the three months ended September 30, 2010 two additional shareholders began making loans to the Company for working capital needs.  These loans were unsecured, non-interest bearing and due on demand. As of September 30, 2010, the balance due to these stockholders was $30,000.

As of September 30, 2010, the Company had a payable due to an officer of the Company for $139,500 which consisted of accrued compensation of $112,500 and reimbursement for expenses paid by the officer on behalf of the company of $27,000.

(6)   Convertible Debt

On April 9, 2009, the Company issued a $100,000 Convertible Promissory Note to Greenburg Capital (“Greenburg” or “Lender”) with an interest rate of 18% per annum. The Note is convertible in whole or in part at the Lender's option into shares of the Company’s common stock (the “Common Stock”) at $0.025 per share.  However if the Company is in default of payment, the Lender may elect to convert, by a written notice of conversion at a $0.025 conversion price less a penalty for the default. Interest shall accrue to and through the day prior to the date of conversion. The number of shares of Common Stock issuable upon conversion shall be determined by dividing the sum of the outstanding principal of the Note plus the accrued and unpaid interest payable with respect to the principal amount of the Note by the Conversion Price then in effect. In connection with the Note the Company issued the Lender 1,000,000 Common Stock Purchase Warrants with an exercise price of $0.001 a share. The fair value of the warrants issued in connection with the Note will be treated as debt discount and amortized over the life of the Note.  The principal and accrued interest amounts due on the Greenburg Note have been deferred to a later date.  No other terms in the Note have been adjusted and the Note will continue to accrue interest over the deferral period. Greenburg has not elected to convert the Note to common stock.

On June 29, 2009, the Company issued a $750,000 Convertible Promissory Note to Marvin Mermelstein (“Mermelstein” or “Lender”) with an interest rate of 18% per annum. Die and payable on December 29, 2009. The Note is convertible in whole or in part at the Lender's option into shares of the Company’s common stock (the “Common Stock”) at $0.025 per share.  However if the Company is in default of payment, the Lender may elect to convert, by a written notice of conversion at a $0.025 conversion price less a penalty for the default. Interest shall accrue to and through the day prior to the date of conversion. The number of shares of Common Stock issuable upon conversion shall be determined by dividing the sum of the outstanding principal of the Note plus the accrued and unpaid interest payable with respect to the principal amount of the Note by the Conversion Price then in effect. In connection with the above Note the Company issued the Lender 7,500,000 Common Stock Purchase Warrants with an exercise price of $0.001 a share. The fair value of the warrants issued in connection with the Convertible Note will be treated as debt discount and amortized over the life of the Note. The principal and accrued interest amounts due on the Mermelstein Note have been deferred to a later date. No other terms in the Note have been adjusted. The Note will continue to accrue interest over the deferral period.  Mermelstein has not elected to convert the Note to common stock.

On November 12, 2009, the Company issued a $100,000 Convertible Promissory Note to MKM (“MKM” or “Lender”) with an interest rate of 18% per annum. The Note is convertible in whole or in part at the Lender's option into shares of the Company’s common stock (the “Common Stock”) at $0.025 per share.  However if the Company is in default of payment, the Holder may elect to convert, by a written notice of conversion at a $0.025 conversion price less a penalty for the default. Interest shall accrue to and through the day prior to the date of conversion. The number of shares of Common Stock issuable upon conversion shall be determined by dividing the sum of the outstanding principal of the Note plus the accrued and unpaid interest payable with respect to the principal amount of the Note by the Conversion Price then in effect. In connection with the above Note the Company issued the Lender 1,000,000 Common Stock Purchase Warrants with an exercise price of $0.001 a share. The fair value of the warrants issued in connection with the Note will be treated as debt discount and amortized over the life of the Note.MKM has not elected to convert the Note to common stock.

On November 12, 2009, the Company issued a $25,000 Convertible Promissory Note to Fuse Management Corporation (“Fuse” or “Lender”) with an interest rate of 18% per annum. Due and payable on November 12, 2010. The Note is convertible in whole or in part at the Lender's option into shares of the Company’s common stock (the “Common Stock”) at $0.025 per share.  However if the Company is in default of payment, the Holder may elect to convert, by a written notice of conversion at a $0.025 conversion price less a penalty for the default. Interest shall accrue to and through the day prior to the date of conversion. The number of shares of Common Stock issuable upon conversion shall be determined by dividing the sum of the outstanding principal of the Note being converted plus the accrued and unpaid interest payable with respect to the principal amount of the Note by the Conversion Price then in effect. In connection with the above Note the Company issued the Lender 250,000 Common Stock Purchase warrants with an exercise price of $0.001 a share. The fair value of the Warrants issued in connection with the Note will be treated as debt discount and amortized over the life of the Note. Fuse has not elected to convert the Note to common stock.

As of September 30, 2010 the Greenburg, Mermelstein, MKM and Fuse Notes were in default of payment of interest and principal. The holders have not made a demand for payment

The Company evaluated the convertible debt and the warrants under ASC 815 (SFAS 133 "Accounting for Derivatives" and EITF00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock"). The Company determined the convertible notes contained an embedded derivative for the conversion option and the warrants qualified as free standing derivatives. The conversion option allows for an indeterminate number of shares to potentially be issued upon conversion. This results in the Company being unable to determine with certainty it will have enough shares available to settle any and all outstanding common stock equivalent instruments. The Company would be required to obtain shareholder approval to increase the number of authorized shares needed to settle those contracts. Because increasing the number of shares authorized is beyond of the Company's control, this results in these instruments being classified as liabilities under ASC 815( EITF 00-19 and derivatives under SFAS 133).

ECOLOGIX RESOURCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6)   Convertible Debt - continued

The carrying values of the notes were determined as follows:

December 31, 2009

Note payable to Greenberg due April 9, 2010, interest rate 18%.	$100,000
Note payable to Mermelstein due December 29, 2009, interest rate 18%.	750,000
Note payable to MKM due November 12, 2010, interest rate 18%.	100,000
Note payable to Fuse due November 12, 2010, interest rate 18%.	25,000
975,000
(Less) Debt Discount	(662,271)
Convertible Debt net of discount	$312,729

September 30, 2010

Note payable to Greenberg due April 9, 2010, interest rate 18%.	$100,000
Note payable to Mermelstein due December 29, 2009, interest rate 18%.	750,000
Note payable to MKM due November 12, 2010, interest rate 18%.	100,000
Note payable to Fuse due November 12, 2010, interest rate 18%.	25,000
975,000
(Less) Debt Discount	2,474
Convertible Debt net of discount	$972,526

(7)   Convertible Preferred Stock

The Company issued 10,000 shares of convertible preferred stock to Spectra Timber Resources, Inc. on January 12, 2009 in exchange for timber rights in the Massaka region of Cameroon. The preferred stock will bear dividends, payable in stock, semi-annually in arrears, at the rate of five per cent (5%) per annum, beginning February 4, 2011. Each preferred share is convertible into a common share, subject to the vote of the preferred shareholders, at the option of the holder at any time after January 12, 2012 at the conversion ratio to be determined by multiplying the aggregate number of preferred shares to be converted times 200 and dividing the product by the Conversion Price in effect on the applicable Conversion Date. The Conversion Price is the lesser of (a) 100% of the Closing Bid Prices during the five Trading Days prior to the Conversion Date and (b) $.40 per Conversion Share. The conversion ratio is subject to adjustment for certain events, such as a stock split, stock dividend, merger, acquisition or similar events.

The conversion right of the convertible preferred stock represents an embedded derivative as defined in ASC 815 (FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company estimated the fair value of the embedded derivative to be $3,918,415 on December 31, 2009 which was reclassified from the initial value ascribed to the convertible preferred stock. The Company has evaluated the fair value as of September 30, 2010 and has assessed that value to be $9,207,420. The increase in the value of the derivative instrument resulted in an unrealized loss of $5,289,005 for the nine months ended September 30, 2010 and an unrealized gain of $522,266 for the three months ended September 30, 2010 which was attributed to the conversion option.

(8)   Derivatives

The fair values and changes in the derivative liabilities for the three month and nine month periods ended September 30, 2010 are as follows:

	June 30, 2010	September 30, 2010	Gain/(Loss)

Derivative (Warrants)	$87,918	$87,847	$71
Embedded derivative (Convertible Debt)	$885	$15	$870
Embedded derivative (Conversion Right Preferred)	$9,729,686	$9,207,420	$522,266
Total	$9,818,489	$9,295,282	$523,207

	December 31, 2009	September 30, 2010	Gain/(Loss)

Derivative (Warrants)	$94,058	$87,847	$6,211
Embedded derivative (Convertible Debt)	$37,039	$15	$37,024
Embedded derivative (Conversion Right Preferred)	$3,918,415	$9,207,420	$(5,289,005)
Total	$4,049,512	$9,295,282	$(5,245,770)

The adjustment to fair value for the changes in the derivative liabilities resulted in a loss for the nine months ended September 30, 2010 of $5,245,770 and a gain for the three months ended September 30, 2010 of $523,207. These amounts have been debited to expense and credited to income respectively, and recorded in “Other income and expense” in the accompanying consolidated statement of operations

ECOLOGIX RESOURCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Warrants

Warrant transactions are as follows:

	Numbers of warrants	Weighted Average Exercise Price
Outstanding, January 1, 2009	-	$-
Granted	9,750,000	0.001
Exercise	-	-
Expired	-	-
Outstanding, December 31, 2009	9,750,000	0.001
Granted	-	-
Exercise	-	-
Expired	-	-
Outstanding, June 30, 2010	9,750,000	$0.001
Granted	-	-
Exercise	-	-
Expired	-	-
Outstanding, September 30, 2010	9,750,000	$0.001

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

Liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Description
Derivative (Warrants)	$-	$94,058	$-	$94,058
Embedded derivative (Convertible Debt)	-	37,039	-	37,039
Embedded derivative (Conversion Right Preferred)	-	3,918,415	-	3,918,415
Total	$-	$4,049,512	$-	$4,049,512

Fair Value Measurements as of September 30, 2010
	Level 1	Level 2	Level 3	Total
Description
Derivative (Warrants)	$-	87,847	$-	87,847
Embedded derivative (Convertible Debt)	-	15	-	15
Embedded derivative (Conversion Right Preferred)	-	9,207,420	-	9,207,420
Total	$-	$9,295,282	$-	$9,295,282

Unrealized gains or losses on derivatives are recorded in “Interest and other expense, net” in the consolidated statement of operations at each measurement date. See Note 10, Derivatives.

ECOLOGIX RESOURCE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Subsequent Events

Subsequent to September 30, 2010, the Company issued to Asher Enterprises, Inc. its 8% Convertible Note in the principal amount of $58,000 due and payable on September 15, 2011.  The Note is convertible into shares of common stock at any time beginning 180 days after the issuance date of the note, upon written notice, at sixty percent of the average of the three lowest prices of the common stock during the 10 day period prior to the date of such notice.

On October 15, 2010 the Company issued to Greenberg Capital a $38,500 Premisory Note bearing 22% per annum, due and payable on December 1, 2010. As additional consideration the Company issued to Greenberg 5,833,000 shares of common stock.

On October 18, 2010 the Company entered into a consulting agreement with MHM Consulting, LLC for transportation consulting services in Cameroon.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED

SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009

Overall Results

For the three months ended September 30, 2010, the Company had no sales and cost of sales of $8,155.  This is in comparison to total sales of $0 and cost of sales of $0 for the three month period ended September 30, 2009. The Company during the third quarter did not have any sales due to issues with transportation and logistic providers. The Company has made changes to these transportation vendors during the latter half of the third quarter 2010.

Total general and administrative expenses decreased by approximately $541,829 for the three month period ended September 30, 2010 from the same period ended September 30, 2009, due to the decrease in consulting expenses and set up costs associated with operations in Cameroon.

The net loss decreased from $685,251 ($0.014 per share) to net income of $360,021 ($0.001 per share) for the three month period ended September 30, 2009 and the three month period ended September 30, 2010, respectively.  This decrease was primarily due to the adjustment to fair value for the changes in the derivative liabilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED

SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009

Overall Results

For the nine months ended September 30, 2010, the Company had $235,995 in sales and cost of sales of $239,704.  This is in comparison to total sales of $0 and cost of sales of $0 for the nine months ended year ended September 30, 2009. As stated above the Company has significant fixed costs in its harvesting operations. Until the Company is able to generate significant sustained revenues, the Company’s gross profit percentage will fluctuate significantly.

Total general and administrative expenses decreased by approximately $491,103 for the nine month period ended September 30, 2010 from the same period ended September 30, 2009.  This decrease was mainly due to the net effect of decrease in consulting expenses ($665,680) and increase in general and administrative expense ($171,699) incurred by the Company.

The net loss increased from $938,688 ($0.02 per share) to $6,423,486 ($0.01 per share) for the nine month period ended September 30, 2009 and the nine month period ended September 30, 2010, respectively.  This increase of approximately $5,484,798 was directly related to the adjustment to fair value for the changes in the derivative liabilities.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

CONSOLIDATED FINANCIAL CONDITION AND LIQUIDITY

Liquidity and Capital Resources

The Company’s strategic plans include continued expansion and support of our timber business in Cameroon.  Further purchases of capital equipment will be needed to increase the volume of our operations and the satisfaction of our customer demand.   As a result of the working capital investments necessary to support these plans, the Company will continue to require cash and financing resources to meet and exceed its objectives. We may also seek to raise additional capital in public or private equity offerings.

Cash Flows from Operating Activities

The net amount of cash used in the Company’s operating activities during the nine months ended September 30, 2010 was $267,948, which primarily included loss from operations that were offset by increase in derivative liability.  For the nine months ended September 30, 2009, the net amount of cash used in the Company’s operating activities was $919,208, which primarily included loss from operations and offset by increase in accrued liabilities.

Cash Flows from Investing Activities

The net amount of cash used in investing activities during the nine months ended September 30, 2010 was $72,280 which was the result of the purchase of equipment to be utilized in the Company’s harvesting activities. For the nine months ended September 30, 2009, the net amount of cash used in investing activities was $0.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the nine months ended September 30, 2010 was $313,153. For the nine months ended September 30, 2009, the net amount of cash generated by financing activities was $920,240 both were provided by loans from related parties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

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

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2010, the Company implemented procedures to improve the internal control over financial reporting. There have not been any adverse changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

See Note (6) Convertible Debt with respect to the default by the  Company in the payment of principal and interest on an aggregate of $975,000 of convertible debt. As of November 1, 2010 interest on such debt was approximately $231,214.

Item 4.  Reserved

Item 5.  Other Information

Effective April 27, 2010, Jason Fine resigned as President. He remains Chairman, Chief Executive Officer and Chief Financial Officer.

Effective April 27, 2010, Robert Radoff was appointed President. Mr. Radoff, 43 years old, has extensive sales and marketing experience. From February 2008 until April 2010, he was Marketing Director of Afric-American Trading Co. Ltd., which marketed agricultural products from Ghana and other Western African countries. Prior there to and from 2002, Mr. Radoff was Vice President for sales and National Sales Manager for InnoZen, Inc., a manufacturer and distributor of etible film strips for drug and nutritional delivery. In that capacity he managed a national network of brokers and was responsible for sales to major national and regional chains such as Rite-Aid, CVS, Walgreens and Wal-mart. Mr. Radoff is a director of AmbiCon, Inc., a company engaged in designing wireless products for the medical industry.

Item 6.  Exhibits

Exhibit No.	Title of Document

3.1	Certificate of Amendment of Certificate of Incorporation of Battery Control Corp.

3.2	Certificate of Amendment of Certificate of Incorporation of Ecologix Resource Group, Inc.

3.3	Certificate of Amendment of Certificate of Incorporation of Ecologix Resource Group, Inc.

3.4	Certificate of Designation, Right and Preferences of Series A Convertible Preferred Stock of Ecologix Resources Group, Inc.

10.2
Memorandum  Agreement is entered into this 18th day of October, 2010 by and between Ecologix Resource Group, Inc., a Delaware corporation (ECO) and MHM Group L LC., a Nevada Limited Liability Company, (MHM).

10.3	Ecologix Resources Inc. Convertible Promissory Note Payable to Marvin Mermelstein

10.4	Securities Purchase Agreement dated as of September 13, 2010, by and between Ecologix Resources Group, Inc., and Asher Enterprises, Inc.

10.5	Resource Group, Inc.18% Convertible Promissory Note Payable to Fuse Management Corp.

10.6	Ecologix Resources Group, Inc. Convertible Promissory Note Payable to Asher Enterprises, Inc.

10.7	Ecologix Resources Group, Inc. Convertible Promissory Note Payable to David D Greenberg

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

*These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ECOLOGIX RESOURCE GROUP

Date: November 22, 2010	By:	/s/Jason Fine
Jason Fine
Chief Executive Officer

Date: November 22, 2010	By:	/s/Jason Fine
Jason Fine
Chief Financial Officer